Form 10-Q
period 2023-03-31
AlphaVest Acquisition Corp.
filed 2023-05-22
CIK 1937891

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number 001-41584

ALPHAVEST ACQUISITION CORP

(Exact name of registrant as specified in its charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

420 Lexington Ave, Suite 2446

New York, NY 10170

(Address of principal executive offices and zip code)

203-998-5540

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

As of May 22, 2023, there were 9,180,500 shares of common stock, par value $0.0001 issued and outstanding.

ALPHAVEST ACQUISITION CORP

TABLE OF CONTENTS

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements	1
	Balance Sheets as of March 31, 2023 (Unaudited) and December 31, 2022	1
	Statements of Operations for the three months ended March 31, 2023 (Unaudited) and for the period from January 14, 2022 (Inception) through March 31, 2022 (Unaudited)	2
	Statements of Changes in Stockholders’ Equity for the three months ended March 31, 2023 (Unaudited) and for the period from January 14, 2022 (Inception) through March 31, 2022 (Unaudited)	3
	Statements of Cash Flows for the three months ended March 31, 2023 (Unaudited) and for the period from January 14, 2022 (Inception) through March 31, 2022 (Unaudited	4
	Notes to Financial Statements (Unaudited)	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	18
Item 4.	Controls and Procedures	18

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	19
Item 1A.	Risk Factors	19
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	19
Item 3.	Defaults Upon Senior Securities	20
Item 4.	Mine Safety Disclosures	20
Item 5.	Other Information	20
Item 6.	Exhibits	20

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

ALPHAVEST ACQUISITION CORP

BALANCE SHEETS

	March 31, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current assets:
Cash	$310,950	$659,035
Prepaid expenses	54,303	82,771
Total current assets	365,253	741,806
Prepaid expenses – Non-current	32,380	32,380
Marketable securities held in trust account	71,221,220	70,418,228
Total Assets	$71,618,853	$71,192,414

LIABILITIES, REDEEMABLE COMMON STOCK, AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable and accrued offering costs and expenses	$29,575	$248,034
Due to related party	9,837	9,837
Total Current Liabilities	39,412	257,871

Commitments and contingencies

Common stock subject to possible redemption (6,900,000 shares at $10.32 and $10.20 per share as of March 31, 2023 and December 31, 2022)	71,221,220	70,380,000

Shareholders’ Equity:
Preferred stock, $0.0001 par value; 2,000,000 shares authorized; none issued and outstanding	-	-
Ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 2,280,500 shares issued and outstanding	228	228
Additional paid-in capital	-	596,893
Retained earnings (Accumulated deficit)	357,993	(42,578)
Total Shareholders’ Equity	358,221	554,543
Total Liabilities, Redeemable Common Stock, and Shareholders’ Equity	$71,618,853	$71,192,414

The accompanying notes are an integral part of these financial statement.

ALPHAVEST ACQUISITION CORP

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31, 2023	For the Period from January 14, 2022 (Inception) Through March 31, 2022
Formation and operating costs	$158,187	$3,749
Loss from operations	(158,187)	(3,749)

Other Income:
Interest income on investments held in trust account	802,992	-
Bank interest income	93	-
Total other income	803,084	-

Net income (loss)	$644,898	$(3,749)

Weighted average common stock outstanding, common stock subject to possible redemption	1,635,646	-
Basic and diluted net income per share, common stock subject to redemption	$0.46	$-
Weighted average common stock outstanding, common stock, non-redeemable (1)	1,952,312	1,500,000
Basic and diluted net income (loss) per share, common stock, non-redeemable	$(0.05)	$(0.002)

(1)	Excluded an aggregate of 225,000 shares subject to forfeiture at March 31, 2022 (see Note 5).

The accompanying notes are an integral part of these financial statement.

ALPHAVEST ACQUISITION CORP

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2023

	Common Stock	Amount	Additional paid-in capital	Retained Earnings Accumulated deficit	Total shareholders’ equity
Balance as of January 1, 2023	2,280,500	$228	$596,893	$(42,578)	$554,543

Accretion for common stock subject to redemption amount	-	-	(596,893)	(244,326)	(841,220)
Net income	-	-	-	644,898	644,898

Balance as of March 31, 2023	2,280,500	$228	$-	$357,993	$358,221

FOR THE PERIOD FROM JANUARY 14, 2022 (INCEPTION) THROUGH MARCH 31, 2022

	Common Stock	Amount	Additional paid-in capital	Accumulated deficit	Total shareholders’ equity
Balance as of January 14, 2022 (inception)	-	$-	$-	$-	$-
Common stock issued to Sponsor(1)	1,725,000	173	24,827	-	25,000

Net loss	-	-	-	(3,749)	(3,749)
Balance as of March 31, 2022	1,725,000	$173	$24,827	$(3,749)	$21,251

(1)	Included an aggregate of 225,000 shares subject to forfeiture at March 31, 2022 (see Note 5).

The accompanying notes are an integral part of these financial statement.

ALPHAVEST ACQUISITION CORP

STATEMENT OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31, 2023	For the Period from January 14, 2022 (inception) through March 31, 2022
Cash flows from operating activities:
Net income (loss)	$644,898	(3,749)
Adjustments to reconcile net loss to net cash provided by operating activities:
Prepaid expense	28,468	-
Deferred offering costs	-	(34,000)
Accounts payable and accrued offering costs and expenses	(218,459)	-
Due to related party	-	37,749
Trust investment income	(802,992)	-
Net cash used in operating activities	(348,085)	-

Net change in cash	(348,085)	-
Cash at beginning of period	659,035	-
Cash at end of period	$310,950	-

Supplemental disclosure of noncash investing and financing activities
Accretion for common stock subject to redemption amount	841,220	-
Deferred offering costs paid by Sponsor in exchange for issuance of common stock	$-	$25,000

The accompanying notes are an integral part of these financial statement.

ALPHAVEST ACQUISITION CORP

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2023

(UNAUDITED)

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

As of March 31, 2023, the Company had not commenced any operations. All activity for the period from January 14, 2022 (inception) through March 31, 2023 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion an initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

The registration statement for the Company’s Initial Public Offering (the “Registration Statement”) was declared effective on December 19, 2022. On December 22, 2022, the Company consummated the Initial Public Offering of 6,000,000 units, (“Units” and, with respect to the common stock included in the Units being offered, the “Public Shares”), generating gross proceeds of $60,000,000, which is described in Note 3, and the sale of 390,000 Units (the “Private Placement Units”) at a price of $10.00 per Private Placement Unit in private placements to AlphaVest Holding LP (the “Sponsor”) that was closed simultaneously with the Initial Public Offering.

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

As of March 31, 2023, transaction costs related to the issuances described above amounted to $3,734,629 consisting of $1,725,000 of underwriting fees, $629,929 of other offering costs, and $1,425,000 to trust account. These costs were charged to additional paid-in capital or accumulated deficit to the extent additional paid-in capital is fully depleted upon completion of the Initial Public Offering.

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

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, and/or search for a target company, the specific impact is not readily determinable as of the date of these condensed financial statements. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. At March 31, 2023 and December 31, 2022, the Company had a cash balance of $310,950 and $659,035, respectively.

Marketable securities Held in Trust Account

At March 31, 2023 and December 31, 2022, substantially all of the assets held in the Trust Account were held in money market funds which are invested only in U.S. government securities with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in interest income on investments held in trust account in the accompanying statement of operations. Except with respect to interest earned on the funds held in the trust account that may be released to us to pay our tax obligations, unless and until the Company complete our initial business combination, no proceeds held in the trust account will be available for our use, and interest income on investments will be reinvested in U.S. government securities.

Income earned on these investments will be fully reinvested into the investments held in Trust Account and therefore considered as an adjustment to reconcile net income (loss) to net cash used in operating activities in the condensed statements of cash flows. Such income reinvested will be used to redeem all or a portion of the ordinary shares upon the completion of business combination.

At March 31, 2023, the Company had $71,221,220 in investments held in the Trust Account, including interest income of $802,992 which will fully be reinvested in U.S. Treasury securities.

Offering Costs associated with a Public Offering

The Company complies with the requirements of FASB ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A — “Expenses of Offering.” Offering costs of $3,734,630 were charged to additional paid-in capital upon completion of the Initial Public Offering.

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance enumerated in ASC 480 “Distinguishing Liabilities from Equity”. Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock feature certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at March 31, 2023 and December 31, 2022, the common stock subject to possible redemption in the amount of $71,221,220 and $70,380,000, respectively, are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheet.

At March 31, 2023 and December 31, 2022, the common stock reflected in the condensed balance sheets are reconciled in the following table:

Initial Public Offering, including over-allotment	$69,000,000
Private Placement	4,305,000
Total	73,305,000

Cash to the operating account	657,285
Underwriting expenses	1,725,000
Other offering expenses	263,675
Amount held back for Sponsor portion of risk capital in event of full exercise of the over-allotment	279,040
2,925,000

Balance, December 31, 2022	$70,380,000
Accretion for common stock subject to redemption amount	841,220
Balance, March 31, 2023	71,221,220

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

NOTE 3. INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 6,000,000 Units at a price of $10.00 per Unit. Each Unit consists of one share of common stock and one right to receive one-tenth (1/10) of one Common Stock upon the consummation of the Company’s initial business combination one right (“Public Right”). Ten Public Rights will entitle the holder to one share of common stock (see Note 7). We will not issue fractional shares and only whole shares will trade, so unless you purchase units in multiple of tens, you will not be able to receive or trade the fractional shares underlying the rights. On December 29, 2022, our Underwriter fully exercised their over-allotment option, resulting in an additional 900,000 Units issued for an aggregate amount of $9,000,000.

NOTE 4. PRIVATE PLACEMENT

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

NOTE 5. RELATED PARTY TRANSACTIONS

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

Administrative Services Agreement

Commencing on the date the Units are first listed on the Nasdaq, the Company has agreed to pay TenX Global Capital LP a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three months ended March 31, 2023, the Company incurred $30,000 in fees for these services. For the period from January 14, 2022 (inception) through March 31, 2022, the Company did not incur any fees for these services.

Promissory Note — Related Party

On June 3, 2022, the Company issued an unsecured promissory note to the Sponsor (the “Promissory Note”), pursuant to which the Company could borrow up to an aggregate of $150,000 to cover expenses related to the Initial Public Offering. As of March 31, 2023, there were no borrowings outstanding under the Promissory Note and the Promissory Note then expired.

Website Service

On February 22, 2023 the Company has agreed to pay TenX Global Capital LP a total of $784 for annual website service. For the three months ended March 31, 2023, the Company incurred $79 in fees for these services. For the period from January 14, 2022 (inception) through March 31, 2022, the Company did not incur any fees for these services.

NOTE 6. COMMITMENTS & CONTINGENCIES

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

Underwriting Agreement

The Company and EBC signed an engagement letter which was amended on September 15, 2022, pursuant to which, the Company will grant the underwriters a 45-day option from the date of Proposed Public Offering to purchase up to 900,000 additional Units to cover over-allotments, if any, at the Proposed Public Offering price less the underwriting discounts and commissions. As of March 31, 2023, the underwriter has fully exercised the over-allotment.

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

NOTE 7. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 2,000,000 shares of preferred shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2023, there were no shares of preferred shares issued or outstanding.

Common Stock — The Company is authorized to issue 200,000,000 common stock with a par value of $0.0001 per share Holders of common stock are entitled to one vote for each share.

On February 7, 2022, the Sponsor received 1,725,000 shares of the Company’s common stock in exchange for $25,000 paid for deferred offering costs borne by the Founder. Out of the 1,725,000 shares of common stock, an aggregate of up to 225,000 shares of common stock were subject to forfeiture to the extent that the over-allotment option is not exercised in full or in part so that the number of Founder Shares will equal 20% of the Company’s issued and outstanding common stock after the Proposed Public Offering (excluding Private Shares).

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

As of March 31, 2023, there were 2,280,500 shares of common stock issued and outstanding, excluding 6,900,000 of common stock subject to possible redemption which are presented as temporary equity.

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

NOTE 8. FAIR VALUE MEASUREMENTS

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

At March 31, 2023, assets held in the Trust Account were comprised of $71,221,220 in a mutual fund that is invested primarily in U.S. Treasury Securities. Through March 31, 2023, the Company did not withdraw any of the interest earned on the Trust Account.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at March 31, 2023 and December 31, 2022 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Trading Securities	Level	Fair Value
March 31, 2023	Marketable securities held in the Trust Account	1	$71,221,220

December 31, 2022	Marketable securities held in the Trust Account	1	$70,418,228

NOTE 9. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

Founder Share Transfer

On April 18, 2023, AlphaVest Holding LP, our sponsor, transferred an aggregate of 1,035,000 founder shares to Peace Capital Limited, our other sponsor.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the completion of the Proposed Business Combination (as defined below), the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, including that the conditions of the Proposed Business Combination are not satisfied. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 31, 2023. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to AlphaVest Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to AlphaVest Holding, LP. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Overview

We were incorporated in the Cayman Islands on January 14, 2022 for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses.

Results of Operations and Known Trends or Future Events

We have not generated any revenues to date, and we will not be generating any operating revenues until the closing and completion of our initial Business Combination. Our entire activity up to March 31, 2023 has been related to our formation, the Initial Public Offering and, since the closing of the Initial Public Offering, and a search for a Business Combination target. We have, and expect to continue to generate income in the form of interest income and unrealized gains on investments held in the Trust Account. We expect to continue to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with the search for a Business Combination target.

We have neither engaged in any operations nor generated any revenues to date. Our only activities since inception have been organizational activities and those necessary to prepare for the IPO. Following the IPO, we will not generate any operating revenues until after completion of our initial business combination. We will generate income in the form of interest income on cash and cash equivalents after the IPO. After the IPO, we expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as expenses as we conduct due diligence on prospective business combination candidates. We expect our expenses to increase substantially after the closing of the IPO.

For the three months ended March 31, 2023, we had a net income of $644,898, which consists of formation and operating costs of $158,187, offset by interest earned on marketable securities held in Trust Account and bank interest income of $803,084.

Liquidity, Capital Resources, and Going Concern

On December 22, 2022, we consummated the Initial Public Offering of 6,000,000 Units and, with respect to the shares of common stock included in the Units sold, the Public Shares at $10.00 per Unit, generating gross proceeds of $60,000,000. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 390,000 Private Units at a price of $10.00 per Private Unit in a private placement to the Sponsor and EBC (365,000 private units to Sponsor and 25,000 private units to EBC), generating gross proceeds of $3,900,000.

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

For the three months ended March 31, 2023, cash used in operating activities was $348,085. Net income of $644,898 was affected by interest earned on marketable securities held in the Trust Account of $802,992, changes in accounts payable and accrued offering costs and expenses of $218,459 and changes in prepaid expenses of $28,468 provided to operating activities.

For the period from January 14, 2022 (inception) through March 31, 2022, cash used in operating activities was $0. Net loss of $3,749 was affected by deferred offering costs of $34,000 and due to related party of $37,749 provided to operating activities.

As of March 31, 2023, we had marketable securities held in the Trust Account of $71,221,220 (including $802,992 of interest income) consisting of U.S. Treasury Bills with a maturity of 185 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through March 31, 2023, we have not withdrawn any interest earned from the Trust Account.

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

As of March 31, 2023, we had cash of $310,950. We intend to use these funds to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete an initial business combination.

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

The change in cash for the three months ended March 31, 2023 was a decrease of $348,085 and was comprised of cash used in operating activities of $348,085.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2023. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Net Income (Loss) per Common Share

We comply with accounting and disclosure requirements of Financial Accounting Standards Board (“FASB”) ASC 260, Earnings Per Share. The statements of operations include a presentation of income (loss) per redeemable public share and income (loss) per non-redeemable share following the two-class method of income per share. In order to determine the net income (loss) attributable to both the public redeemable shares and non-redeemable shares, we first considered the total income (loss) allocable to both sets of shares. This is calculated using the total net income (loss) less any dividends paid. For purposes of calculating net income (loss) per share, any remeasurement of the accretion to redemption value of the common shares subject to possible redemption was considered to be dividends paid to our public shareholders. Subsequent to calculating the total income (loss) allocable to both sets of shares, we split the amount to be allocated using a ratio of 9% for the Public Shares and 91% for the non-redeemable shares for the period from January 14, 2022 (inception) through March 31, 2023, reflective of the respective participation rights.

As of March 31, 2023, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common shares and then share in our earnings. As a result, diluted loss per share is the same as basic loss per share for the periods presented.

Recent Accounting Standards

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

ITEM 4. CONTROLS AND PROCEDURES

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2023. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective due solely to the material weakness in our internal control over financial reporting related to the accretion adjustment. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Form 10-Q present fairly, in all material respects, our financial position, result of operations and cash flows for the periods presented.

Management’s Report on Internal Controls Over Financial Reporting

This Quarterly Report on Form 10-Q does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, other than as described herein. Management has identified a material weakness in internal controls related to the accretion adjustment as described above. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance our system of evaluating and implementing the accounting standards that apply to our financial statements, including through enhanced analyses by our personnel and third-party professionals with whom we consult regarding complex accounting applications.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in (i) our final prospectus for our Initial Public Offering filed with the SEC on May 10, 2022, and (ii) our annual report on Form 10-K filed with the SEC on March 31, 2023. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in (i) our final prospectus for our Initial Public Offering filed with the SEC on May 10, 2022 or (ii) our annual report on Form 10-K filed with the SEC on March 31, 2023, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

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

On June 3, 2022, we issued an unsecured promissory note to our Sponsor (the “Promissory Note”), pursuant to which we received proceeds of $150,000 to cover expenses related to the initial public offering. As of March 31, 2023, there were no borrowings outstanding under the Promissory Note and the Promissory Note then expired.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit No.	Description
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Filed herewith.

**These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALPHAVEST ACQUISITION CORP

By:	/s/ Yong (David) Yan
Name:	Yong (David) Yan
Title:	Principal Executive Officer

Pursuant to the requirements of the Securities Act of 1933, as amended, this Quarterly Report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Position	Date

/s/Yong (David) Yan	Principal Executive Officer and Director	May 22, 2023
Yong (David Yan)	(Principal Executive Officer)

/s/ Song (Steve) Jing	Principal Financial Officer	May 22, 2023
Song (Steve) Jing	(Principal Financial Officer and Principal Accounting Officer)

/s/ Pengfei Zheng	Chairman	May 22, 2023
Pengfei Zheng

