Form 10-Q
period 2023-06-30
AlphaVest Acquisition Corp.
filed 2023-08-11
CIK 1937891

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number 001-41574

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

As of August 11, 2023, there were 9,180,500 shares of common stock, par value $0.0001 issued and outstanding.

ALPHAVEST ACQUISITION CORP

TABLE OF CONTENTS

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements	1
	Balance Sheets as of June 30, 2023 (Unaudited) and December 31, 2022	1
	Statements of Operations for the six months ended June 30, 2023 (Unaudited) and for the period from January 14, 2022 (Inception) through June 30, 2022 (Unaudited)	2
	Statements of Changes in Stockholders’ Equity for the six months ended June 30, 2023 (Unaudited) and for the period from January 14, 2022 (Inception) through June 30, 2022 (Unaudited)	3
	Statements of Cash Flows for the six months ended June 30, 2023 (Unaudited) and for the period from January 14, 2022 (Inception) through June 30, 2022 (Unaudited)	4
	Notes to Financial Statements (Unaudited)	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	18
Item 4.	Controls and Procedures	18

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	19
Item 1A.	Risk Factors	19
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	19
Item 3.	Defaults Upon Senior Securities	20
Item 4.	Mine Safety Disclosures	20
Item 5.	Other Information	20
Item 6.	Exhibits	20

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

ALPHAVEST ACQUISITION CORP

BALANCE SHEETS

	June 30, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current assets:
Cash	$220,799	$659,035
Prepaid expenses	34,190	82,771
Total current assets	254,989	741,806
Prepaid expenses – Non-current	32,380	32,380
Marketable securities held in trust account	72,055,901	70,418,228
Total Assets	$72,343,270	$71,192,414

LIABILITIES, REDEEMABLE COMMON STOCK, AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable and accrued offering costs and expenses	$49,436	$248,034
Due to related party	9,837	9,837
Total Current Liabilities	59,273	257,871

Commitments and contingencies

Common stock subject to possible redemption (6,900,000 shares at $10.44 and $10.20 per share as of June 30, 2023 and December 31, 2022)	72,055,901	70,380,000

Shareholders’ Equity:
Preferred stock, $0.0001 par value; 2,000,000 shares authorized; none issued and outstanding	-	-
Ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 2,280,500 shares issued and outstanding	228	228
Additional paid-in capital	-	596,893
Retained earnings (Accumulated deficit)	227,868	(42,578)
Total Shareholders’ Equity	228,096	554,543
Total Liabilities, Redeemable Common Stock, and Shareholders’ Equity	$72,343,270	$71,192,414

The accompanying notes are an integral part of these financial statements.

ALPHAVEST ACQUISITION CORP

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,		For the Six Months Ended June 30, 2023	For the Period from January 14, 2022 (Inception) Through June 30, 2022
	2023	2022
Formation and operating costs	$130,187	$-	$288,373	$3,749
Loss from operations	(130,187)	-	(288,373)	(3,749)

Other Income:
Interest income on investments held in trust account	834,681	-	1,637,673	-
Bank interest income	61	-	154	-
Total other income	834,743	-	1,637,827	-

Net income (loss)	$704,556	$-	$1,349,454	$(3,749)

Weighted average common stock outstanding, common stock subject to possible redemption	2,576,817	-	2,576,817	-
Basic and diluted net income per share, common stock subject to redemption	$0.30	$-	$0.58	$-
Weighted average common stock outstanding, common stock, non-redeemable (1)	2,010,986	1,500,000	2,010,986	1,500,000
Basic and diluted net loss per share, common stock, non-redeemable	$(0.03)	$-	$(0.07)	$(0.002)

(1)	Excluded an aggregate of 225,000 shares subject to forfeiture at June 30, 2022 (see Note 5).

The accompanying notes are an integral part of these financial statements.

ALPHAVEST ACQUISITION CORP

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023

	Common Stock	Amount	Additional paid-in capital	Retained Earnings (Accumulated deficit)	Total shareholders’ equity
Balance as of January 1, 2023	2,280,500	$228	$596,893	$(42,578)	$554,543

Accretion for common stock subject to redemption amount	-	-	(596,893)	(244,326)	(841,220)
Net income	-	-	-	644,898	644,898

Balance as of March 31, 2023	2,280,500	$228	$-	$357,993	$358,221
Accretion for common stock subject to redemption amount	-	-	-	(834,681)	(834,681)
Net Income	-	-	-	704,556	704,556
Balance as of June 30, 2023	2,280,500	$228	$-	$227,868	$228,096

FOR THE PERIOD FROM JANUARY 14, 2022 (INCEPTION) THROUGH JUNE 30, 2022

	Common Stock	Amount	Additional paid-in capital	Accumulated deficit	Total shareholders’ equity
Balance as of January 14, 2022 (inception)	-	$-	$-	$-	$-
Common stock issued to Sponsor(1)	1,725,000	173	24,827	-	25,000

Net loss	-	-	-	(3,749)	(3,749)
Balance as of March 31, 2022	1,725,000	$173	$24,827	$(3,749)	$21,251

Balance as of June 30 ,2022	1,725,000	$173	$24,827	$(3,749)	$21,251

(1)	Included an aggregate of 225,000 shares subject to forfeiture at June 30, 2022 (see Note 5).

The accompanying notes are an integral part of these financial statements.

ALPHAVEST ACQUISITION CORP

STATEMENT OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30, 2023	For the Period from January 14, 2022 (inception) through June 30, 2022
Cash flows from operating activities:
Net income (loss)	$1,349,454	(3,749)
Adjustments to reconcile net loss to net cash provided by operating activities:
Prepaid expense	48,582	-
Deferred offering costs	-	(220,695)
Accounts payable and accrued offering costs and expenses	(198,599)	66,695
Due to related party	-	157,749
Trust investment income	(1,637,673)	-
Net cash used in operating activities	(438,236)	-

Net change in cash	(438,236)	-
Cash at beginning of period	659,035	-
Cash at end of period	$220,799	-

Supplemental disclosure of noncash investing and financing activities
Accretion for common stock subject to redemption amount	$1,675,901	$-
Deferred offering costs paid by Sponsor in exchange for issuance of common stock	$-	$25,000

The accompanying notes are an integral part of these financial statements.

ALPHAVEST ACQUISITION CORP

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2023

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

As of June 30, 2023, the Company had not commenced any operations. All activity for the period from January 14, 2022 (inception) through June 30, 2023 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion an initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

As of June 30, 2023, transaction costs related to the issuances described above amounted to $3,734,629 consisting of $1,725,000 of underwriting fees, $629,929 of other offering costs, and $1,425,000 to trust account. These costs were charged to additional paid-in capital or accumulated deficit to the extent additional paid-in capital is fully depleted upon completion of the Initial Public Offering.

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

The Company will not redeem Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001 (so that it does not then become subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement that may be contained in the agreement relating to the Business Combination. If the Company seeks shareholder approval of the Business Combination, the Company will proceed with a Business Combination only if the Company receives an ordinary resolution under Cayman Islands law approving a Business Combination, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the Company, or such other vote as required by law or stock exchange rule. If a shareholder vote is not required and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Memorandum and Articles of Association, conduct the redemptions pursuant to the tender offer rules of the SEC, and file tender offer documents containing substantially the same information as would be included in a proxy statement with the SEC prior to completing a Business Combination. If the Company seeks shareholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 5) and any Public Shares purchased during or after the Proposed Public Offering in favor of approving a Business Combination. Additionally, each Public Shareholder may elect to redeem their Public Shares, without voting, and if they do vote, irrespective of whether they vote for or against a proposed Business Combination.

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

Liquidity and Management’s Plan

In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management believes that the funds which the Company has available following the completion of the Initial Public Offering will enable it to sustain operations for a period of at least one-year from the issuance date of this financial statement. However, management has determined that the combination period is less than one year from the date of the issuance of the financial statements. There is no assurance that the Company’s plans to consummate a business combination will be successful within the combination period. As a result, there is substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued or are available to be issued. The financial statements does not include any adjustments that might result from the outcome of the uncertainty.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. At June 30, 2023 and December 31, 2022, the Company had a cash balance of $220,799 and $659,035, respectively.

Marketable securities Held in Trust Account

At June 30, 2023 and December 31, 2022, substantially all of the assets held in the Trust Account were held in money market funds which are invested only in U.S. government securities with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in interest income on investments held in trust account in the accompanying statement of operations. Except with respect to interest earned on the funds held in the trust account that may be released to us to pay our tax obligations, unless and until the Company complete our initial business combination, no proceeds held in the trust account will be available for our use, and interest income on investments will be reinvested in U.S. government securities.

Income earned on these investments will be fully reinvested into the investments held in Trust Account and therefore considered as an adjustment to reconcile net income (loss) to net cash used in operating activities in the statements of cash flows. Such income reinvested will be used to redeem all or a portion of the ordinary shares upon the completion of business combination.

At June 30, 2023, the Company had $72,055,901 in investments held in the Trust Account, including interest income of $834,681 for the three months ended June 30, 2023 which will fully be reinvested in U.S. Treasury securities.

Offering Costs associated with a Public Offering

The Company complies with the requirements of FASB ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A — “Expenses of Offering.” Offering costs of $3,734,630 were charged to additional paid-in capital upon completion of the Initial Public Offering.

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance enumerated in ASC 480 “Distinguishing Liabilities from Equity”. Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock feature certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at June 30, 2023 and December 31, 2022, the common stock subject to possible redemption in the amount of $72,055,901 and $70,380,000, respectively, are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

At June 30, 2023 and December 31, 2022, the common stock reflected in the balance sheets are reconciled in the following table:

Initial Public Offering, including over-allotment	$69,000,000
Private Placement	4,305,000
Total	73,305,000

Cash to the operating account	657,285
Underwriting expenses	1,725,000
Other offering expenses	263,675
Amount held back for Sponsor portion of risk capital in event of full exercise of the over-allotment	279,040
2,925,000

Balance, December 31, 2022	$70,380,000

Accretion for common stock subject to redemption amount	841,220
Balance, March 31, 2023	$71,221,220

Accretion for common stock subject to redemption amount	834,681
Balance, June 30, 2023	$72,055,901

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

On April 18, 2023, AlphaVest Holding LP, one of our sponsors, transferred an aggregate of 1,035,000 founder shares to Peace Capital Limited, our other sponsor.

The Sponsors have agreed, subject to limited exceptions, not to transfer, assign or sell any of the Founder Shares until the earlier to occur of: (A) six months after the completion of the initial Business Combination and (B) the date on which we complete a liquidation, merger, share exchange, reorganization or other similar transaction after our initial business combination that results in all of our public shareholders having the right to exchange their common stock for cash, securities or other property.

Administrative Services Agreement

Commencing on the date the Units are first listed on the Nasdaq, the Company has agreed to pay TenX Global Capital LP a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three months ended June 30, 2023, the Company incurred $30,000 in fees for these services. For the period from January 14, 2022 (inception) through June 30, 2022, the Company did not incur any fees for these services.

Promissory Note — Related Party

On June 3, 2022, the Company issued an unsecured promissory note to the Sponsor (the “Promissory Note”), pursuant to which the Company could borrow up to an aggregate of $150,000 to cover expenses related to the Initial Public Offering. As of June 30, 2023, there were no borrowings outstanding under the Promissory Note and the Promissory Note then expired.

Website Service

On February 22, 2023 the Company has agreed to pay TenX Global Capital LP a total of $784 for annual website service. For the three months ended June 30, 2023, the Company incurred $943 in fees for these services. For the period from January 14, 2022 (inception) through June 30, 2022, the Company did not incur any fees for these services.

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

Underwriting Agreement

The Company and EBC signed an engagement letter which was amended on September 15, 2022, pursuant to which, the Company will grant the underwriters a 45-day option from the date of Proposed Public Offering to purchase up to 900,000 additional Units to cover over-allotments, if any, at the Proposed Public Offering price less the underwriting discounts and commissions. As of June 30, 2023, the underwriter has fully exercised the over-allotment.

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

NOTE 7. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 2,000,000 shares of preferred shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2023, there were no shares of preferred shares issued or outstanding.

Common Stock — The Company is authorized to issue 200,000,000 common stock with a par value of $0.0001 per share Holders of common stock are entitled to one vote for each share.

On February 7, 2022, the Sponsor received 1,725,000 shares of the Company’s common stock in exchange for $25,000 paid for deferred offering costs borne by the Founder. Out of the 1,725,000 shares of common stock, an aggregate of up to 225,000 shares of common stock were subject to forfeiture to the extent that the over-allotment option is not exercised in full or in part so that the number of Founder Shares will equal 20% of the Company’s issued and outstanding common stock after the Proposed Public Offering (excluding Private Shares)

On July 11, 2022, EBC received an aggregate of 125,000 shares of common stock (“EBC Founder Shares”) for an aggregate purchase price of $1,750, or approximately $0.014 per share. The Company estimated the fair value of the EBC founder shares to be $1,812 based upon the price of the founder shares issued to the Sponsor. The holders of the EBC founder shares have agreed not to transfer, assign or sell any such shares until the completion of a Business Combination. In addition, the holders have agreed (i) to waive their conversion rights (or right to participate in any tender offer) with respect to such shares in connection with the completion of a Business Combination and (ii) to waive their rights to liquidating distributions from the Trust Account with respect to such shares if the Company fails to complete a Business Combination within the Combination Period.

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

As of June 30, 2023, there were 2,280,500 shares of common stock issued and outstanding, excluding 6,900,000 of common stock subject to possible redemption which are presented as temporary equity.

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

At June 30, 2023, assets held in the Trust Account were comprised of $72,055,901 in a mutual fund that is invested primarily in U.S. Treasury Securities. Through June 30, 2023, the Company did not withdraw any of the interest earned on the Trust Account.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2023 and December 31, 2022 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Trading Securities	Level	Fair Value
June 30, 2023	Marketable securities held in the Trust Account	1	$72,055,901

December 31, 2022	Marketable securities held in the Trust Account	1	$70,418,228

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the completion of the Proposed Business Combination (as defined below), the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, including that the conditions of the Proposed Business Combination are not satisfied. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on June 30, 2023. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We were incorporated in the Cayman Islands on January 14, 2022 for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses.

Results of Operations and Known Trends or Future Events

We have not generated any revenues to date, and we will not be generating any operating revenues until the closing and completion of our initial Business Combination. Our entire activity up to June 30, 2023 has been related to our formation, the Initial Public Offering and, since the closing of the Initial Public Offering, and a search for a Business Combination target. We have, and expect to continue to generate income in the form of interest income and unrealized gains on investments held in the Trust Account. We expect to continue to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with the search for a Business Combination target.

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

For the three months ended June 30, 2023, we had a net income of $704,556, which consists of interest earned on marketable securities held in Trust Account and bank interest income of $834,743, offset by formation and operating costs of $130,187.

For the six months ended June 30, 2023, we had a net income of $1,349,454, which consists of interest earned on marketable securities held in Trust Account and bank interest income of $1,637,827, offset by formation and operating costs of $288,373.

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

For the six months ended June 30, 2023, cash used in operating activities was $438,236. Net income of $1,349,454 was affected by interest earned on marketable securities held in the Trust Account of $1,637,673, changes in accounts payable and accrued offering costs and expenses of $198,599 and changes in prepaid expenses of $48,582 provided to operating activities.

For the period from January 14, 2022 (inception) through June 30, 2022, cash used in operating activities was $0. Net loss of $3,749 was affected by deferred offering costs of $220,695 and due to related party of $224,444 provided to operating activities.

As of June 30, 2023, we had marketable securities held in the Trust Account of $72,055,901 (including $834,681 of interest income for the three months ended June 30, 2023) consisting of U.S. Treasury Bills with a maturity of 185 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through June 30, 2023, we have not withdrawn any interest earned from the Trust Account.

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

As of June 30, 2023, we had cash of $220,799. We intend to use these funds to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete an initial business combination.

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

The change in cash for the six months ended June 30, 2023 was a decrease of $438,236 and was comprised of cash used in operating activities of $438,236.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2023. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Net Income (Loss) per Common Share

We comply with accounting and disclosure requirements of Financial Accounting Standards Board (“FASB”) ASC 260, Earnings Per Share. The statements of operations include a presentation of income (loss) per redeemable public share and income (loss) per non-redeemable share following the two-class method of income per share. In order to determine the net income (loss) attributable to both the public redeemable shares and non-redeemable shares, we first considered the total income (loss) allocable to both sets of shares. This is calculated using the total net income (loss) less any dividends paid. For purposes of calculating net income (loss) per share, any remeasurement of the accretion to redemption value of the common shares subject to possible redemption was considered to be dividends paid to our public shareholders. Subsequent to calculating the total income (loss) allocable to both sets of shares, we split the amount to be allocated using a ratio of 56% for the Public Shares and 44% for the non-redeemable shares for the period from January 14, 2022 (inception) through June 30, 2023, reflective of the respective participation rights.

As of June 30, 2023, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common shares and then share in our earnings. As a result, diluted loss per share is the same as basic loss per share for the periods presented.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2023. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective due solely to the material weakness in our internal control over financial reporting related to the accretion adjustment. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with US GAAP. Accordingly, management believes that the financial statements included in this Form 10-Q present fairly, in all material respects, our financial position, result of operations and cash flows for the periods presented.

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

On June 3, 2022, we issued an unsecured promissory note to our Sponsor (the “Promissory Note”), pursuant to which we received proceeds of $150,000 to cover expenses related to the initial public offering. As of June 30, 2023, there were no borrowings outstanding under the Promissory Note and the Promissory Note then expired.

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

Signature	Position	Date

/s/Yong (David) Yan	Principal Executive Officer and Director	August 11, 2023
Yong (David Yan)	(Principal Executive Officer)

/s/ Song (Steve) Jing	Principal Financial Officer	August 11, 2023
Song (Steve) Jing	(Principal Financial Officer and Principal Accounting Officer)

/s/ Pengfei Zheng	Chairman	August 11, 2023
Pengfei Zheng

