Form 10-Q
period 2023-09-30
AlphaVest Acquisition Corp.
filed 2023-11-03
CIK 1937891

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 3, 2023, there were 9,180,500 shares of common stock, par value $0.0001 issued and outstanding.

ALPHAVEST ACQUISITION CORP

TABLE OF CONTENTS

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements	1
	Balance Sheets as of September 30, 2023 (Unaudited) and December 31, 2022	1
	Unaudited Statements of Operations for the nine months ended September 30, 2023 and for the period from January 14, 2022 (Inception) through September 30, 2022	2
	Unaudited Statements of Changes in Stockholders’ Equity for the nine months ended September 30, 2023 and for the period from January 14, 2022 (Inception) through September 30, 2022	3
	Unaudited Statements of Cash Flows for the nine months ended September 30, 2023 and for the period from January 14, 2022 (Inception) through September 30, 2022	4
	Notes to Unaudited Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	20
Item 4.	Controls and Procedures	20

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	21
Item 1A.	Risk Factors	21
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	21
Item 3.	Defaults Upon Senior Securities	22
Item 4.	Mine Safety Disclosures	22
Item 5.	Other Information	22
Item 6.	Exhibits	22

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

ALPHAVEST ACQUISITION CORP

BALANCE SHEETS

	September 30, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current assets:
Cash	$57,843	$659,035
Prepaid expenses	47,621	82,771
Total current assets	105,464	741,806
Prepaid expenses – Non-current	-	32,380
Marketable securities held in trust account	73,010,689	70,418,228
Total Assets	$73,116,153	$71,192,414

LIABILITIES, REDEEMABLE COMMON STOCK, AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable and accrued offering costs and expenses	$66,331	$248,034
Due to related party	9,837	9,837
Total Current Liabilities	76,168	257,871

Commitments and contingencies

Common stock subject to possible redemption (6,900,000 shares at $10.58 and $10.20 per share as of September 30, 2023 and December 31, 2022)	73,010,689	70,380,000

Shareholders’ Equity:
Preferred stock, $0.0001 par value; 2,000,000 shares authorized; none issued and outstanding	-	-
Ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 2,280,500 shares issued and outstanding	228	228
Additional paid-in capital	-	596,893
Retained earnings (Accumulated deficit)	29,068	(42,578)
Total Shareholders’ Equity	29,296	554,543
Total Liabilities, Redeemable Common Stock, and Shareholders’ Equity	$73,116,153	$71,192,414

The accompanying notes are an integral part of these financial statements.

ALPHAVEST ACQUISITION CORP

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,		For the Nine Months Ended September 30,	For the Period from January 14, 2022 (Inception) Through September 30,
	2023	2022	2023	2022
Formation and operating costs	$198,821	$-	$487,194	$3,749
Loss from operations	(198,821)	-	(487,194)	(3,749)

Other Income:
Interest income on investments held in trust account	954,788	-	2,592,461	-
Bank interest income	21	-	175	-
Total other income	954,809	-	2,592,636	-

Net income (loss)	$755,988	$-	$2,105,442	$(3,749)

Weighted average common stock outstanding, common stock subject to possible redemption	6,900,000	-	6,900,000	-
Basic and diluted net income per share, common stock subject to redemption	$0.12	$-	$0.32	$-
Weighted average common stock outstanding, common stock, non-redeemable (1)	2,280,500	1,500,000	2,280,500	1,500,000
Basic and diluted net loss per share, common stock, non-redeemable	$(0.02)	$-	$(0.06)	$(0.002)

(1)	Excluded an aggregate of 225,000 shares subject to forfeiture at September 30, 2022 (see Note 5).

The accompanying notes are an integral part of these financial statements.

ALPHAVEST ACQUISITION CORP

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023

	Common Stock	Amount	Additional paid-in capital	Retained Earnings (Accumulated deficit)	Total shareholders’ equity
Balance as of January 1, 2023	2,280,500	$228	$596,893	$(42,578)	$554,543
Accretion for common stock subject to redemption amount	-	-	(596,893)	(244,326)	(841,220)
Net income	-	-	-	644,898	644,898

Balance as of March 31, 2023	2,280,500	$228	$-	$357,993	$358,221
Accretion for common stock subject to redemption amount	-	-	-	(834,681)	(834,681)
Net Income	-	-	-	704,556	704,556
Balance as of June 30, 2023	2,280,500	$228	$-	$227,868	$228,096
Accretion for common stock subject to redemption amount	-	-	-	(954,788)	(954,788)
Net Income	-	-	-	755,988	755,988
Balance as of September 30, 2023	2,280,500	$228	$-	$29,068	$29,296

FOR THE PERIOD FROM JANUARY 14, 2022 (INCEPTION) THROUGH SEPTEMBER 30, 2022

	Common Stock	Amount	Additional paid-in capital	Accumulated deficit	Total shareholders’ equity
Balance as of January 14, 2022 (inception)	-	$-	$-	$-	$-
Common stock issued to Sponsor(1)	1,725,000	173	24,827	-	25,000

Net loss	-	-	-	(3,749)	(3,749)
Balance as of March 31, 2022	1,725,000	$173	$24,827	$(3,749)	$21,251

Balance as of June 30, 2022	1,725,000	$173	$24,827	$(3,749)	$21,251

Balance as of September 30, 2022	1,725,000	$173	$24,827	$(3,749)	$21,251

(1)	Included an aggregate of 225,000 shares subject to forfeiture at September 30, 2022 (see Note 5).

The accompanying notes are an integral part of these financial statements.

ALPHAVEST ACQUISITION CORP

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30, 2023	For the Period from January 14, 2022 (inception) through September 30, 2022
Cash flows from operating activities:
Net income (loss)	$2,105,442	(3,749)
Adjustments to reconcile net loss to net cash provided by operating activities:
Prepaid expense	67,530	-
Deferred offering costs	-	(356,164)
Accounts payable and accrued offering costs and expenses	(181,703)	67,740
Due to related party	-	292,173
Trust investment income	(2,592,461)	-
Net cash used in operating activities	(601,192)	-

Net change in cash	(601,192)	-
Cash at beginning of period	659,035	-
Cash at end of period	$57,843	-

Supplemental disclosure of noncash investing and financing activities
Accretion for common stock subject to redemption amount	$2,630,689	$-
Deferred offering costs paid by Sponsor in exchange for issuance of common stock	$-	$25,000

The accompanying notes are an integral part of these financial statements.

ALPHAVEST ACQUISITION CORP

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

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

As of September 30, 2023, the Company had not commenced any operations. All activity for the period from January 14, 2022 (inception) through September 30, 2023 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion an initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

On December 29, 2022, EarlyBirdCapital, Inc. (“EBC”) fully exercised their over-allotment option, resulting in an additional 900,000 Units issued for an aggregate amount of $9,000,000. In connection with EBC’s full exercise of their over-allotment option, the Company also consummated the sale of an additional 40,500 Private Units at $10.00 per Private Unit, generating total proceeds of $405,000.

As of September 30, 2023, transaction costs related to the issuances described above amounted to $3,734,629 consisting of $1,725,000 of underwriting fees, $629,929 of other offering costs, and $1,425,000 to trust account. These costs were charged to additional paid-in capital or accumulated deficit to the extent additional paid-in capital is fully depleted upon completion of the Initial Public Offering.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private Placement Units, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. The stock exchange listing rules require that the Business Combination must be with one or more operating businesses or assets with a fair market value equal to at least 80% of the assets held in the Trust Account (as defined below) (excluding the taxes payable on the income earned on the Trust Account). The Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the issued and outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to successfully effect a Business Combination. Upon the closing of the Initial Public Offering, management has agreed that $10.20 per Unit sold in the Proposed Public Offering, including proceeds of the sale of the Private Placement Units, will be held in a trust account (the “Trust Account”) and invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or in any open-ended investment company that holds itself out as a money market fund investing solely in U.S. Treasuries and meeting certain conditions under Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of (i) the completion of a Business Combination and (ii) the distribution of the funds in the Trust Account to the Company’s shareholders, as described below.

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

Proposed Business Combination

On August 11, 2023, AlphaVest Acquisition Corp, a Cayman Island exempted company (prior to the Merger Effective Date), “the Company” and, at and after the Merger Effective Date, “PubCo”) entered into a business combination agreement (the “Business Combination Agreement”) with AV Merger Sub, a Cayman Islands exempted company and a direct wholly owned subsidiary of the Company (“Merger Sub”), and Wanshun Technology Industrial Group Limited, a Cayman Islands exempted company (“Wanshun”).

Pursuant to the terms of the Business Combination Agreement, a business combination between the Company and Wanshun will be effected through the merger of Merger Sub with and into Wanshun, with Wanshun surviving the merger as a wholly owned subsidiary of the Company (the “Merger,” and together with the transactions contemplated by the Business Combination Agreement and the other agreements contemplated thereby, the “Transactions”).

On the Merger Effective Date (as defined in the Business Combination Agreement), by virtue of the Merger and without any action on the part of Wanshun or any shareholders of Wanshun (“Wanshun Shareholders”), (i) every issued and outstanding ordinary share of Wanshun (each, a “Company Ordinary Share”), other than Dissenting Company Shares (as defined in the Business Combination Agreement) and treasury shares owned by Wanshun, shall be exchanged into such number of ordinary shares of PubCo (“PubCo Ordinary Shares”) equal to $300,000,000 (less any amounts properly owned to holders of dissenting Company Ordinary Shares) divided by $10.00 and divided by the number of Company Ordinary Shares issued and outstanding as of immediately prior to the Merger Effective Date; (ii) if there are any issued shares of Wanshun owned by Wanshun as treasury shares, such shares shall be canceled and extinguished without any conversion thereof or payment therefor; (iii) all ordinary shares of Merger Sub issued and outstanding immediately prior to the Merger Effective Date shall be converted into an equal number of Company Ordinary Shares, as the surviving company after the Merger.

At the Closing (as defined in the Business Combination Agreement), 400,000,000 additional PubCo Ordinary Shares (the “Escrowed Earnout Shares”) will be issued to the Wanshun Shareholders and placed in an escrow account with Continental Stock Transfer & Trust Company (“Continental”), for the benefit of such Wanshun Shareholders, pursuant to an escrow agreement among PubCo, Continental and Mr. Zhou Zhengqing, as the representative of the Wanshun Shareholders. Each Wanshun Shareholder (other than dissenting Wanshun shareholders) shall be shown as the registered owner of its pro rata portion (the “Pro Rata Portion”) of the Escrowed Earnout Shares on the books and records of PubCo and shall be entitled to exercise voting rights and all share rights with respect to such Escrowed Earnout Shares. The Wanshun Shareholders shall each be entitled to receive their Pro Rata Portion of the Escrowed Earnout Shares as follows: (a) in the event Wanshun’s revenue (reported on the top line of Wanshun’s profit and loss statement) (i) for the period from January 1, 2023 to September 30, 2023 reflected in Wanshun’s audited consolidated financial statements for the fiscal year ending September 30, 2023 and (ii) for the period from October 1, 2023 to December 31, 2023 reflected in Wanshun’s reviewed consolidated financial statements is, in the aggregate, equal to or greater than RMB 4,500,000,000 (the “Revenue Target”), the Escrowed Earnout Shares will be released from the Earnout Escrow Account to the Wanshun Shareholders on the later of January 31, 2024 and the Closing Date (as defined in the Business Combination Agreement) (the “Earnout Release Date”), and (b) if during the period from the date of the Business Combination Agreement until the earlier termination of the Business Combination Agreement or the Closing Date (the “Interim Period”), Wanshun obtains transaction financing in the aggregate amount of at least $215,000,000, in the form of firm written commitments from investors recognized and accepted by the Company or in the form of no less than $107,500,000 good faith deposit made by investors for a private placement of equity, debt or other alternative financing to the Company, each Wanshun Shareholder (other than holders of Dissenting Company Shares) shall be entitled to receive its Pro Rata Portion of the Earnout Shares on the Closing Date, regardless of whether the Revenue Target is achieved.

For additional information regarding the Transactions, the Business Combination Agreement and Wanshun, see the Current Reports on Form 8-K filed by the Company with the SEC on August 14, 2023 and August 17, 2023.

Going Concern Consideration and Management Liquidity Plans

As of September 30, 2023, the Company had cash of $57,843 and working capital of $29,296. Subsequent to the consummation of the IPO, the Company expects to continue to incur significant professional costs to remain as a publicly traded company and to incur significant transaction costs in pursuit of the consummation of a Business Combination. The Company expects that it will need additional capital to satisfy its needs for paying these costs. Although certain of the Company’s initial shareholders or their affiliates may loan the Company funds, there’s no guarantee that the Company will receive such funds. On August 11, 2023, the Company entered into a Business Combination Agreement with Wanshun Technology Industrial Group Limited, but the Company cannot provide any assurance that its plan to consummate an initial Business Combination within the relevant period will be successful.

In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management believes that the Company will not have sufficient working capital to meet its needs through the earlier of the consummation of the initial Business Combination or one year from the issuance date of this financial statements. There is no assurance that the Company’s plan to consummate a business combination will be successful. If a Business Combination is not consummated by the relevant period, there will be a mandatory liquidation and subsequent dissolution. As a result, there is substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued or are available to be issued. The financial statement does not include any adjustments that might result from the outcome of the uncertainty.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. At September 30, 2023 and December 31, 2022, the Company had a cash balance of $57,843 and $659,035, respectively.

Marketable securities Held in Trust Account

At September 30, 2023 and December 31, 2022, substantially all of the assets held in the Trust Account were held in money market funds which are invested only in U.S. government securities with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in interest income on investments held in trust account in the accompanying statement of operations. Except with respect to interest earned on the funds held in the trust account that may be released to us to pay our tax obligations, unless and until the Company complete our initial business combination, no proceeds held in the trust account will be available for our use, and interest income on investments will be reinvested in U.S. government securities.

Income earned on these investments will be fully reinvested into the investments held in Trust Account and therefore considered as an adjustment to reconcile net income (loss) to net cash used in operating activities in the statements of cash flows. Such income reinvested will be used to redeem all or a portion of the ordinary shares upon the completion of business combination.

As of September 30, 2023 and December 31, 2022, the Company had $73,010,689 and $70,418,228 in investments held in the Trust Account, respectively, including interest income of $954,788 and none for the three months ended September 30, 2023 and 2022, which were fully reinvested in U.S. Treasury securities.

Offering Costs associated with a Public Offering

The Company complies with the requirements of FASB ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A — “Expenses of Offering.” Offering costs of $3,734,630 were charged to additional paid-in capital upon completion of the Initial Public Offering.

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance enumerated in ASC 480 “Distinguishing Liabilities from Equity”. Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock feature certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at September 30, 2023 and December 31, 2022, the common stock subject to possible redemption in the amount of $73,010,689 and $70,380,000, respectively, are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

At September 30, 2023 and December 31, 2022, the common stock reflected in the balance sheets are reconciled in the following table:

Initial Public Offering, including over-allotment	$69,000,000
Private Placement	4,305,000
Total	73,305,000

Cash to the operating account	657,285
Underwriting expenses	1,725,000
Other offering expenses	263,675
Amount held back for Sponsor portion of risk capital in event of full exercise of the over-allotment	279,040
2,925,000

Balance, December 31, 2022	$70,380,000

Accretion for common stock subject to redemption amount	841,220
Balance, March 31, 2023	$71,221,220

Accretion for common stock subject to redemption amount	834,681
Balance, June 30, 2023	$72,055,901

Accretion for common stock subject to redemption amount	954,788
Balance, September 30, 2023	$73,010,689

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

NOTE 3. INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 6,000,000 Units at a price of $10.00 per Unit. Each Unit consists of one share of common stock and one right to receive one-tenth (1/10) of one Common Stock upon the consummation of the Company’s initial business combination one right (“Public Right”). Ten Public Rights will entitle the holder to one share of common stock (see Note 7). We will not issue fractional shares and only whole shares will trade, so unless you purchase units in multiple of tens, you will not be able to receive or trade the fractional shares underlying the rights. On December 29, 2022, EBC fully exercised their over-allotment option, resulting in an additional 900,000 Units issued for an aggregate amount of $9,000,000.

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

In connection with EBC’s full exercise of their over-allotment option, the Company also consummated the sale of an additional 40,500 Private Units at $10.00 per Private Unit, generating total proceeds of $405,000.

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

On February 7, 2022, the sponsor received 1,725,000 of the Company’s common stock in exchange for $25,000 paid for deferred offering costs borne by the founder. Up to 225,000 of such founder shares are subject to forfeiture to the extent that EBC’s over-allotment is not exercised in full. As a result of EBC’s election to fully exercise their over-allotment option on December 29, 2022, no founder shares are currently subject to forfeiture.

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

Administrative Services Agreement

Commencing on the date the Units are first listed on the Nasdaq, the Company has agreed to pay TenX Global Capital LP a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three months ended September 30, 2023, the Company incurred $30,000 in fees for these services with outstanding amount of $3,871. For the period from January 14, 2022 (inception) through September 30, 2022, the Company did not incur any fees for these services.

Promissory Note — Related Party

On June 3, 2022, the Company issued an unsecured promissory note to the Sponsor (the “Promissory Note”), pursuant to which the Company could borrow up to an aggregate of $150,000 to cover expenses related to the Initial Public Offering. The Promissory Note expired on the consummation of the Initial Public Offering. As of September 30, 2023, there were no borrowings outstanding under the Promissory Note.

Website Service

On February 22, 2023 the Company has agreed to pay TenX Global Capital LP a total of $784 for annual website service. For the three months ended September 30, 2023, the Company incurred $198 in fees for these services. For the period from January 14, 2022 (inception) through September 30, 2022, the Company did not incur any fees for these services.

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

Underwriting Agreement

The Company and EBC signed an engagement letter which was amended on September 15, 2022, pursuant to which, the Company will grant EBC 45-day option from the date of Proposed Public Offering to purchase up to 900,000 additional Units to cover over-allotments, if any, at the Proposed Public Offering price less the underwriting discounts and commissions. On December 29, 2022, EBC fully exercised the over-allotment. EBC was paid a cash underwriting discount of $1,725,000 in the aggregate.

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

NOTE 7. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 2,000,000 shares of preferred shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2023, there were no shares of preferred shares issued or outstanding.

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

On December 29, 2022, as a result of the EBC’s election to fully exercise their over-allotment option, the Sponsor and EBC received additional 40,500 private units on a pro rata basis (37,904 private units purchased by the Sponsor and 2,596 private units purchased by EBC) at a price of $10.00 per unit.

As of September 30, 2023, there were 2,280,500 shares of common stock issued and outstanding, excluding 6,900,000 of common stock subject to possible redemption which are presented as temporary equity.

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

At September 30, 2023, assets held in the Trust Account were comprised of $73,010,689 in a mutual fund that is invested primarily in U.S. Treasury Securities. Through September 30, 2023, the Company did not withdraw any of the interest earned on the Trust Account.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2023 and December 31, 2022 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Trading Securities	Level	Fair Value
September 30, 2023	Marketable securities held in the Trust Account	1	$73,010,689

December 31, 2022	Marketable securities held in the Trust Account	1	$70,418,228

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

Results of Operations and Known Trends or Future Events

We have not generated any revenues to date, and we will not be generating any operating revenues until the closing and completion of our initial Business Combination. Our entire activity up to September 30, 2023 has been related to our formation, the Initial Public Offering and, since the closing of the Initial Public Offering, and a search for a Business Combination target. We have, and expect to continue to generate income in the form of interest income and unrealized gains on investments held in the Trust Account. We expect to continue to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with the search for a Business Combination target.

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

For the three months ended September 30, 2023, we had a net income of $755,988, which consists of interest earned on marketable securities held in Trust Account and bank interest income of $954,809, offset by formation and operating costs of $198,821.

For the nine months ended September 30, 2023, we had a net income of $2,105,442, which consists of interest earned on marketable securities held in Trust Account and bank interest income of $2,592,636, offset by formation and operating costs of $487,194.

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

On December 29, 2022, EBC fully exercised their over-allotment option, resulting in an additional 900,000 Units issued for an aggregate amount of $9,000,000. In connection with the EBC’s full exercise of their over-allotment option, the Company also consummated the sale of an additional 40,500 Private Units at $10.00 per Private Unit, generating total proceeds of $405,000.

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

For the nine months ended September 30, 2023, cash used in operating activities was $601,192. Net income of $2,105,442 was affected by interest earned on marketable securities held in the Trust Account of $2,592,461, changes in accounts payable and accrued offering costs and expenses of $181,703 and changes in prepaid expenses of $67,530 provided to operating activities.

For the period from January 14, 2022 (inception) through September 30, 2022, cash used in operating activities was $0. Net loss of $3,749 was affected by deferred offering costs of $356,164, accounts payable and accrued offering costs and expenses of $67,740, and due to related party of $292,173 provided to operating activities.

As of September 30, 2023, we had marketable securities held in the Trust Account of $73,010,689 (including $954,788 of interest income for the three months ended September 30, 2023) consisting of U.S. Treasury Bills with a maturity of 185 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through September 30, 2023, we have not withdrawn any interest earned from the Trust Account.

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

As of September 30, 2023, we had cash of $57,843. We intend to use these funds to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete an initial business combination.

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

In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management believes that the Company will not have sufficient working capital to meet its needs through the earlier of the consummation of the initial Business Combination or one year from the issuance date of this financial statements. There is no assurance that the Company’s plan to consummate a business combination will be successful. As a result, there is substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued or are available to be issued. The financial statements do not include any adjustments that might result from the outcome of the uncertainty.

The change in cash for the nine months ended September 30, 2023 was a decrease of $601,192 and was comprised of cash used in operating activities of $601,192.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2023. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Net Income (Loss) per Common Share

We comply with accounting and disclosure requirements of Financial Accounting Standards Board (“FASB”) ASC 260, Earnings Per Share. The statements of operations include a presentation of income (loss) per redeemable public share and income (loss) per non-redeemable share following the two-class method of income per share. In order to determine the net income (loss) attributable to both the public redeemable shares and non-redeemable shares, we first considered the total income (loss) allocable to both sets of shares. This is calculated using the total net income (loss) less any dividends paid. For purposes of calculating net income (loss) per share, any remeasurement of the accretion to redemption value of the common shares subject to possible redemption was considered to be dividends paid to our public shareholders. Subsequent to calculating the total income (loss) allocable to both sets of shares, we split the amount to be allocated using a ratio of 75% for the Public Shares and 25% for the non-redeemable shares for three and nine months ended September 30, 2023, reflective of the respective participation rights.

As of September 30, 2023, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common shares and then share in our earnings. As a result, diluted loss per share is the same as basic loss per share for the periods presented.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2023. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

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

Use of Proceeds

On December 22, 2022, the Company consummated the initial public offering of 6,000,000 Units (the “Units” and, with respect to the Common stock included in the Units sold, the “Public Shares”), including 900,000 Units that were issued pursuant to EBC’s exercise of their over-allotment option in full on December 29, 2022, at $10.00 per Unit, generating gross proceeds of $73,305,000.

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

EBC was paid a cash underwriting discount of $0.20 per Unit, or $1,725,000 in the aggregate.

On June 3, 2022, we issued an unsecured promissory note to our Sponsor (the “Promissory Note”), pursuant to which we received proceeds of $150,000 to cover expenses related to the initial public offering. As of September 30, 2023, there were no borrowings outstanding under the Promissory Note and the Promissory Note then expired.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit No.	Description
2.1	Business Combination Agreement dated as of August 11, 2023, by and among AlphaVest Acquisition Corp, AV Merger Sub, and Wanshun Technology Industrial Group Limited (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on August 17, 2023).
10.1	Sponsor Support Agreement dated as of August 11, 2023, by and among AlphaVest Acquisition Corp, Wanshun Technology Industrial Group Limited, AlphaVest Holding LP and the Insiders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 17, 2023).
10.2	Shareholder Support Agreement dated as of August 11, 2023, by and among AlphaVest Acquisition Corp, Wanshun Technology Industrial Group Limited and certain shareholders of Wanshun Technology Industrial Group Limited (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 17, 2023).
10.3	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on August 17, 2023)
10.4	Form of Company Lock-up Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on August 17, 2023).
10.5	Form of Amended and Restated Charter (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on August 17, 2023).
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

Signature	Position	Date

/s/Yong (David) Yan	Principal Executive Officer and Director	November 3, 2023
Yong (David Yan)	(Principal Executive Officer)

/s/ Song (Steve) Jing	Principal Financial Officer	November 3, 2023
Song (Steve) Jing	(Principal Financial Officer and Principal Accounting Officer)

/s/ Pengfei Zheng	Chairman	November 3, 2023
Pengfei Zheng

