Form 10-K
period 2023-12-31
AlphaVest Acquisition Corp.
filed 2024-04-16
CIK 1937891

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the year ended December 31, 2023

Commission File Number 001-41574

ALPHAVEST ACQUISITION CORP

(Exact name of registrant as specified in its charter)

Cayman Islands	N/A
(State or Other Jurisdiction of Incorporation)	(I.R.S. Employer Identification No.)

420 Lexington Ave, Suite 2446 New York, NY 10170	N/A
(Address of principal executive offices)	(zip code)

203-998-5540

(Issuer’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbols	Name of Each Exchange on Which Registered
Units, each consisting of one ordinary share and one right	ATMVU	The Nasdaq Stock Market LLC
Ordinary Shares, par value $0.0001 per share	ATMV	The Nasdaq Stock Market LLC
Rights, each right entitling the holder thereof to one-tenth of one ordinary share	ATMVR	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 15 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 15 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the Registrant’s ordinary shares outstanding, other than shares held by persons who may be deemed affiliates of the Registrant, as of the last day of the Registrant’s most recently completed second fiscal quarter was $72,312,000.

As of April 16, 2024, there were 7,006,329 ordinary shares, par value $0.0001 issued and outstanding.

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

As of the year ended December 31, 2023, the Company had not yet commenced any operations. All activity for the year ended December 31, 2023 relates to the Company’s formation and the initial public offering (the “Initial Public Offering” or “IPO”) and identifying a target for a Business Combination. The Company will not generate any operating revenues until after the completion of its Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

The registration statement for the Company’s Initial Public Offering was declared effective on December 19, 2022 (the “Registration Statement”). On December 22, 2022 the Company consummated the Initial Public Offering of 6,000,000 units (the “Units” and, with respect to the shares of ordinary shares included in the Units sold, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $60,000,000. Unit consists of one ordinary share of the Company, par value $0.0001 per share (the “Ordinary Shares”) and one right (the “Rights”), with each Right entitling the holder thereof to receive one-tenth of one Ordinary Share. Additionally, on December 29, 2022, the underwriters fully exercised the over-allotment option and the closing of the issuance and sale of the additional Units. The total aggregate issuance by the Company of 900,000 Units at a price of $10.00 per Unit resulted in total gross proceeds of $9,000,000.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of private sale of 365,000 units (the “Private Placement Units”) to the Sponsor at a purchase price of $10.00 per Private Placement Unit, and 25,000 Private Placement Units to EarlyBirdCapital, Inc. (“EBC”) generating gross proceeds to the Company of $3,900,000. In connection with the underwriter’s exercise of their over-allotment option, on December 29, 2022, the Company sold 7,904 Private Placement Units to the Sponsor, at a purchase price of $10.00 per Private Purchase Unit, and an additional 2,596 Private Placement Units to EBC, at a purchase price of $10.00 per Private Purchase Unit, generating additional gross proceeds to the Company of $405,000.

Of the proceeds the Company received from the Initial Public Offering and the sale of the Private Placement Units, $ 70,380,000 ($10.20 per public share) was initially deposited into a U.S.-based trust account at Bank of America with American Stock Transfer & Trust Company, acting as trustee, with approximately $550,000 being used to pay fees and expenses in connection with the closing of the Initial Public Offering, including underwriting commissions, and an estimated $650,000 being available for working capital following the Initial Public Offering. Except with respect to interest earned on the funds held in the trust account that may be released to the Company to pay its tax obligations, the proceeds from the Initial Public Offering and the sale of the Private Placement Units that are deposited in the trust account will not be released from the trust account until the earliest to occur of (a) the completion of our initial business combination, (b) the redemption of any public shares properly submitted in connection with a shareholder vote to amend our amended and restated articles of association (i) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 15 months from the closing of our Initial Public Offering (or up to 24 months, if we extend the time to complete a business combination) or (ii) with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity and (c) the redemption of our public shares if we are unable to complete our business combination within 15 months from the closing of our Initial Public Offering (or up to 24 months, if we extend the time to complete a business combination), subject to applicable law.

On August 11, 2023, the Company entered into a business combination agreement (the “Business Combination Agreement”) with AV Merger Sub, a Cayman Islands exempted company and a direct wholly owned subsidiary of AlphaVest (“Merger Sub”), and Wanshun Technology Industrial Group Limited, a Cayman Islands exempted company (“Wanshun”). Pursuant to the terms of the Business Combination Agreement, a business combination between the Company and Wanshun will be effected through the merger of Merger Sub with and into Wanshun, with Wanshun surviving the merger as a wholly owned subsidiary of the Company. The Board has unanimously (i) approved and declared advisable the Business Combination Agreement and the related transactions and (ii) resolved to recommend the approval and adoption of the Business Combination Agreement and the related transactions to the shareholders of the Company.

On March 18, 2024, the Company delivered to Wanshun a Notice of Termination of Business Combination (the “Termination”), in which the Business Combination Agreement was terminated pursuant to Section 8.1(e) of the Business Combination Agreement. The termination of the Business Combination Agreement is effective as of March 18, 2024.

As a result of the termination of the Business Combination Agreement, the Business Combination Agreement is void and there is no liability under the Business Combination Agreement on the part of any party thereto, except as set forth in the Termination, and each of the transaction agreements entered into in connection with the Business Combination Agreement, including, but not limited to, the Sponsor Support Agreement, dated as of August 11, 2023, by and among the Company, Wanshun, AlphaVest Holding LP (“Sponsor”), and the insiders thereto, and the Shareholder Support Agreement, dated as of August 11, 2023, by and among the Company, Wanshun, and certain shareholders of Wanshun. Pursuant to Section 8.2(b) of the Business Combination Agreement, Wanshun shall remit a termination fee to Sponsor as soon as reasonably practicable.

At an extraordinary general meeting of shareholders held on December 21, 2023 (the “Meeting”), the Company adopted the Company’s Second Amended and Restated Memorandum and Articles of Association (the “Second Amended and Restated Memorandum and Articles of Association”) reflecting the extension of the date by which the Company must consummate a business combination from December 22, 2023 (the “Termination Date”) up to ten (10) times, the first extension comprised of three months, and the subsequent nine (9) extensions comprised of one month each (each an “Extension”) up to December 22, 2024 (i.e., for a period of time ending up to 24 months after the consummation of its Initial Public Offering for a total of twelve (12) months after the Termination Date (assuming a business combination has not occurred). The Company also entered into an amendment (the “Trust Agreement Amendment”) to the Investment Management Trust Agreement, dated as of December 19, 2022, with Continental Stock Transfer & Trust Company (as amended, the “Trust Agreement”). Pursuant to the Trust Agreement Amendment, the Company has extended the date by which it has to complete a business combination from the Termination Date up to ten (10) times, with the first extension comprised of three months, and the subsequent nine (9) extensions comprised of one month each from the Termination Date, or extended date, as applicable, to December 22, 2024 by providing five days’ advance notice to the trustee prior to the applicable Termination Date, or extended date, and depositing into the Trust Account $55,000 for each monthly extension (the “Extension Payment”) until December 22, 2024 (assuming a business combination has not occurred) in exchange for a non-interest bearing, unsecured promissory note payable upon the consummation of a business combination.

In connection with the shareholders’ vote at the Meeting, holders of 2,174,171 ordinary shares of the Company exercised their right to redeem such shares (the “Redemption”) for a pro rata portion of the funds held in the Trust Account. As a result, approximately $ 23,282,935 (approximately $10.71 per share) was removed from the Trust Account to pay such holders and approximately $50,608,334 remains in the Trust Account. Following the Redemption, the Company has 7,006,329 ordinary shares outstanding.

On December 21, 2023, the Company exercised its first extension by depositing $165,000 into the Trust Account to extend the deadline to complete the business combination from December 22, 2023 to March 22, 2024. Also on December 21, 2023, the Company entered into a non-interest bearing promissory note with the Sponsor for $165,000 (the “Extension Note”), which was used to fund extension payments. On April 15, 2024, we amended and restated the Extension Note to increase the principal amount to $715,000 and extend the maturity date to the earlier of: (i) September 12, 2024 or (ii) promptly after the date on the consummation of the business combination. On March 21, 2024, the Company exercised its second extension by depositing $55,000 into the Trust Account to extend the deadline to complete the business combination from March 22, 2024 to April 22, 2024.

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

Initial Business Combination

We will have up to 15 months from the closing of our Initial Public Offering to consummate an initial business combination. However, if we anticipate that we may not be able to consummate our initial business combination within 15 months, we may, by resolution of our Board of Directors and if requested by our sponsor, extend the period of time we will have to consummate an initial business combination up to nine times, each by an additional one month (for a total of up to 24 months from the closing of our Initial Public Offering), provided that, pursuant to the terms of our Second Amended and Restated Memorandum and Articles of Association and the Trust Agreement , entered into between us and Continental Stock Transfer & Trust Company on December 19, 2022, as amended on December 21, 2023, in order for the time available for us to consummate our initial business combination to be extended, our sponsor or their affiliates or designees, upon five days’ advance notice prior to the applicable deadline, must deposit into the trust account $55,000 for each month in an extension, on or prior to the date of the applicable deadline until December 22, 2024 (assuming a business combination has not occurred). Our public shareholders will not be entitled to vote or redeem their shares in connection with any such extension. In the event that our sponsor elects to extend the time to complete an initial business combination, pay the additional amounts per each extension, and deposit the applicable amount of money into trust, our sponsor will receive a non-interest bearing, unsecured promissory note in the amount of any such deposit, which will not be repaid in the event that we are unable to close an initial business combination unless there are funds available outside the trust account to do so. In the event that we receive notice from our sponsor five days prior to the applicable deadline of their intent to effect an extension, we intend to issue a press release announcing such intention at least three days prior to the applicable deadline. In addition, we intend to issue a press release the day after the applicable deadline announcing whether or not the funds had been timely deposited. Our sponsor and its affiliates or designees are not obligated to fund the trust account to extend the time for us to complete our initial business combination. If we are unable to consummate our initial business combination within such time period, we will, as promptly as possible but not more than 10 business days thereafter, redeem 100% of our outstanding public shares for a pro rata portion of the funds held in the trust account, including a pro rata portion of any interest earned on the funds held in the trust account and not previously released to us to pay our taxes, and then seek to dissolve and liquidate. However, we may not be able to distribute such amounts as a result of claims of creditors which may take priority over the claims of our public shareholders. In the event of our dissolution and liquidation, the private units will expire and be worthless.

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

Our Second Amended and Restated Memorandum and Articles of Association provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one that we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue.

Our officers have agreed that they will not become an officer or director of any other special purpose acquisition company that has publicly filed a registration statement for its initial public offering unless and until we enter into a definitive agreement regarding our initial business combination or we have failed to complete our initial business combination within 15 months from the closing of our Initial Public Offering (or up to 24 months, if we extend the time to complete an initial business combination).

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

Periodic Reporting and Financial Information

Our units, Ordinary Shares and rights are registered under the Exchange Act and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, our annual reports will contain financial statements audited and reported on by our independent registered public auditors.

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

We are required to evaluate our internal control procedures for the fiscal year ending December 31, 2023 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to have our internal control procedures audited. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

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

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our Initial Public Offering, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A ordinary shares that are held by non-affiliates equals or exceeds $700,000,000 as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non- convertible debt during the prior three-year period.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our ordinary shares held by non-affiliates equals or exceeds $250 million as of the end of that year’s second fiscal quarter, and (2) our annual revenues equaled or exceeded $100 million during such completed fiscal year or the market value of our ordinary shares held by non-affiliates equals or exceeds $700,000,000 as of the end of that year’s second fiscal quarter.

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

Since we may initiate a business combination with target company operating in China, you may be subject to additional risk factors. These include significant regulatory, liquidity, and enforcement risks. For example, we face risks arising from the legal system in China, including risks and uncertainties regarding the enforcement of laws and that rules and regulations in China can change quickly with little advance notice. In addition, the Chinese government may intervene or influence our operations at any time or exert more control over offerings conducted overseas and/or foreign investment in China-based issuers, which could result in a material change in our operations and/or the value of our ordinary shares. Any actions by the Chinese government to exert more oversight and control over offerings that are conducted overseas and/or foreign investment in China-based issuers could significantly limit or completely hinder our ability to offer or continue to offer securities to investors and cause the value of such securities to significantly decline or be worthless. For a detailed description of the risks relating to acquiring and operating a target business in China, see Please see “Risks Related to Our Possible Business Combination in China” and “Risks Related to Acquiring and Operating a Business Outside of the United States” for more information.

You should carefully consider these and the other risks set forth in the section entitled “Risk Factors” of this Form 10-K. Such risks include, but are not limited to:

Risks Related to our Search for, Consummation of, or Inability to Consummate, a Business Combination

●	Our public shareholders may not be afforded an opportunity to vote on our proposed initial business combination, which means we may complete our initial business combination even though a majority of our public shareholders do not support such a combination.
●	If we seek shareholder approval of our initial business combination, our initial shareholders have agreed to vote their founder shares and private shares in favor of such initial business combination, regardless of how our public shareholders vote.
●	Your only opportunity to affect the investment decision regarding a potential business combination will be limited to the exercise of your right to redeem your shares from us for cash, unless we seek shareholder approval of the initial business combination.
●	The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable initial business combination or optimize our capital structure.
●	Our search for a business combination, and any target business with which we ultimately consummate an initial business combination, may be materially adversely affected by the coronavirus (COVID-19) pandemic and the status of debt and equity markets, as well as protectionist legislation in our target markets.
●	The requirement that we complete our initial business combination within 15 months from the closing of our IPO (or up to 24 months, if we extend the time to complete an initial business combination) may give potential target businesses leverage over us in negotiating an initial business combination and may decrease our ability to conduct due diligence on potential initial business combination targets as we approach our dissolution deadline.
●	We may not be able to complete our initial business combination within the prescribed time frame, in which case we would cease all operations except for the purpose of winding up.
●	You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. To liquidate your investment, therefore, you may be forced to sell your public shares or rights potentially at a loss.
●	If we seek shareholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of shareholders are deemed to hold in excess of 15% of our ordinary shares, you will lose the ability to redeem all such shares in excess of 15% of our ordinary shares.
●	Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination and our rights will expire worthless.
●	We may seek acquisition opportunities in industries or sectors which may be outside of our management’s area of expertise.

●	Although we have identified general criteria and guidelines that we believe are important in evaluating prospective target businesses, we may enter into our initial business combination with a target that does not meet such criteria and guidelines.
●	Because we are not limited to a particular industry, sector, or any specific target businesses with which to pursue our initial business combination, you will be unable to ascertain the merits or risks of any particular target business’s operations.
●	Our ability to complete a business combination may be impacted by the fact that our sponsor’s major shareholder, Pengfei Zheng, is a non-U.S. person, and a majority of our officers and directors are located in, or have significant ties to, China. This may make us a less attractive partner to potential target companies outside the PRC, thereby limiting our pool of acquisition candidates and making it harder for us to complete an initial business combination with a non-China-based target company. For example, we may not be able to complete an initial business combination with a U.S. target company since such initial business combination may be subject to U.S. foreign investment regulations and review by a U.S. government entity, such as the Committee on Foreign Investment in the United States (CFIUS), or ultimately prohibited.

Risks Related to Our Securities

●	We may issue additional ordinary shares or preference shares to complete our initial business combination or under an employee incentive plan after completion of our initial business combination, which would dilute the interest of our shareholders and likely present other risks.
●	The grant of registration rights to our initial shareholders may make it more difficult to complete our initial business combination, and the future exercise of such rights may adversely affect the market price of our ordinary shares.

Risks Related to Our Management

●	Our officers and directors may allocate their time to other businesses and may become officers or directors of any other special purpose acquisition companies, thereby causing conflicts of interest in their determination as to how much time to devote to our affairs and whether to present potential target to us instead of to our competitors. This conflict of interest could have a negative impact on our ability to complete our initial business combination.
●	Our initial shareholders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.
●	We are an emerging growth company and a smaller reporting company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies and smaller reporting companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

Post Business Combination Risks

●	Our management may not be able to maintain control of a target business after our initial business combination. We cannot provide assurance that, upon loss of control of a target business, new management will possess the skills, qualifications, or abilities necessary to profitably operate such business.
●	We may seek acquisition opportunities with an early-stage company, a financially unstable business or an entity lacking an established record of revenue or earnings.

Risks Related to Acquiring and Operating a Business Outside of the United States

●	Because of the costs and difficulties inherent in managing cross-border business operations, our results of operations may be negatively impacted.
●	Many countries have difficult and unpredictable legal systems and underdeveloped laws and regulations that are unclear and subject to corruption and inexperience, which may adversely impact our results of operations and financial condition.
●	We may face additional and distinctive risks if we acquire a business in certain industries, such as technology.
●	If we effect our initial business combination with a business located in the PRC, the laws applicable to such business will likely govern all of our material agreements and we may not be able to enforce our legal rights.

●	PRC regulations relating to offshore investment activities by PRC residents may limit our ability to inject capital in our Chinese subsidiaries and Chinese subsidiaries’ ability to change their registered capital or distribute profits to us or otherwise expose us or our PRC resident beneficial owners to liability and penalties under PRC laws.
●	Certain existing or future U.S. laws and regulations may restrict or eliminate our ability to complete an initial business combination with certain companies, particularly those target companies in China.
●	If any dividend is declared in the future and paid in a foreign currency, you may be taxed on a larger amount in U.S.
●	If we effect an initial business combination with a company located outside of the United States, the laws applicable to such company will likely govern all of our material agreements and we may not be able to enforce our legal rights.
●	Changes in the policies, regulations, rules, and the enforcement of laws of the PRC government may occur quickly with little advance notice and could have a significant impact upon our ability to operate profitably in the PRC.
●	The Chinese government may intervene in and influence the manner in which our post-combination entity must conduct its business activities in ways that we cannot expect when we enter into a definitive agreement with a target company with major operation in China which could result in a material change in our operations of the combined company and/or the value of our securities, and could significantly limit or completely hinder our ability to offer or continue to offer securities to investors and cause the value of our securities to significantly decline or become worthless. If the Chinese government establishes some new policies, regulations, rules, or laws affecting the industries that our post-combination entity is in, it may materially and adversely affect our operations and the value of our ordinary shares.
●	Chinese government agencies may exert more oversight and control over offerings that are conducted overseas and foreign investment in China-based issuers. Additional compliance procedures and approvals may be required in connection with our Initial Public Offering and our initial business combination process, and, if required, we cannot predict whether we will be able to obtain such approval. As a result, both you and us face uncertainty about future actions by the PRC government that could significantly affect our ability to offer or continue to offer securities to investors and cause the value of our securities to significantly decline or be worthless.
●	In light of recent events indicating greater oversight by the CAC over data security, particularly for companies seeking to list on a foreign exchange, some internet and technology companies may not be willing to list on a U.S. exchange or enter into a definitive business combination agreement with us. Further, we may also have to avoid an initial business combination with a company with more than one million users’ personal information in China due to the limited timeline for us to complete a business combination.
●	Governmental control of currency conversion may affect the value of your investment.

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

We are a Cayman Islands exempted company with no operating results, and we will not commence operations until obtaining funding through our Initial Public Offering. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our initial business combination with one or more target businesses. We have no plans, arrangements or understandings with any prospective target business concerning a business combination and may be unable to complete our business combination. If we fail to complete our business combination, we will never generate any operating revenues.

Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”

As of December 31, 2023, we had a working capital deficiency of $324,822. Further, we expect to incur significant costs in pursuit of our acquisition plans. Management’s plans to address this need for capital through our Initial Public Offering are discussed in the section of this Form 10-K titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Our plans to raise capital and to consummate our initial business combination may not be successful. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The financial statements contained elsewhere in this Form 10-K do not include any adjustments that might result from our inability to consummate our Initial Public Offering or our inability to continue as a going concern.

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

As a result, in addition to our initial shareholders’ founder shares, we would need 1,653,000 or 32%, of the 5,156,329 public shares outstanding to be voted in favor of an initial business combination in order to have our initial business combination approved (assuming all outstanding shares are voted and the EBC founder shares are voted in favor of a business combination). Our founder shares and private shares will represent 26.6% of our outstanding ordinary shares immediately following the Redemptions. Accordingly, if we seek shareholder approval of our initial business combination, it is more likely that the necessary shareholder approval will be received than would be the case if our initial shareholders agreed to vote their founder shares and private shares in accordance with the majority of the votes cast by our public shareholders.

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

As the number of special purpose acquisition companies evaluating targets increases, attractive targets may become scarcer and there may be more competition for attractive targets. This could increase the cost of our initial business combination and could even result in our inability to find a target or to consummate an initial business combination.

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

In addition, because there are more special purpose acquisition companies seeking to enter into an initial business combination with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause targets companies to demand improved financial terms. Attractive deals could also become scarcer for other reasons, such as economic or industry sector downturns, geopolitical tensions, or increases in the cost of additional capital needed to close business combinations or operate targets post-business combination. This could increase the cost of, delay or otherwise complicate or frustrate our ability to find and consummate an initial business combination, and may result in our inability to consummate an initial business combination on terms favorable to our investors altogether.

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

Our sponsor has the right to extend the term we have to consummate our initial business combination up to 24 months from the closing of our Initial Public Offering without providing our shareholders with a corresponding redemption right.

Originally, we had up to 12 months from the closing of our Initial Public Offering to consummate an initial business combination, which may have been extended up to two times, each by an additional three months (for a total of up to 18 months from the closing of our Initial Public Offering), provided that, pursuant to the terms of our amended and restated memorandum and articles of association and the trust agreement entered into between us and Continental Stock Transfer & Trust Company on December 22, 2022, in order for the time available for us to consummate our initial business combination to be extended, our sponsor or their affiliates or designees, upon five days’ advance notice prior to the applicable deadline, must have deposited into the trust account $690,000 (or $0.10 per share) for each extension, on or prior to the date of the applicable deadline. At the Meeting held on December 21, 2023, the Company adopted the Second Amended and Restated Memorandum and Articles of Association reflecting the extension of the date by which the Company must consummate a business combination from December 22, 2023 (the “Termination Date”) up to ten (10) times, the first extension comprised of three months, and the subsequent nine (9) extensions comprised of one month each (each an “Extension”) up to December 22, 2024 (i.e., for a period of time ending up to 24 months after the consummation of its Initial Public Offering for a total of twelve (12) months after the Termination Date (assuming a business combination has not occurred). The Company also entered into the Trust Agreement Amendment to the Investment Management Trust Agreement, dated as of December 19, 2022, with Continental Stock Transfer & Trust Company (as amended, the “Trust Agreement”). Pursuant to the Trust Agreement Amendment, the Company has extended the date by which it has to complete a business combination from the Termination Date up to ten (10) times, with the first extension comprised of three months, and the subsequent nine (9) extensions comprised of one month each from the Termination Date, or extended date, as applicable, to December 22, 2024 by providing five days’ advance notice to the trustee prior to the applicable Termination Date, or extended date, and depositing into the Trust Account $55,000 for each monthly extension (the “Extension Payment”) until December 22, 2024 (assuming a business combination has not occurred) in exchange for a non-interest bearing, unsecured promissory note payable upon the consummation of a business combination.

We will now have up to 15 months from the closing of our Initial Public Offering to consummate an initial business combination. However, if we anticipate that we may not be able to consummate our initial business combination within 15 months, we may, by resolution of our Board of Directors, if requested by our sponsor, extend the period of time we will have to consummate an initial business combination up to nine times, each by an additional one month (for a total of up to 24 months from the closing of our Initial Public Offering), provided that, pursuant to the terms of our Second Amended and Restated Memorandum and Articles of Association and the Trust Agreement to be entered into between us and Continental Stock Transfer & Trust Company on December 22, 2022, as amended on December 21, 2023, in order for the time available for us to consummate our initial business combination to be extended, our sponsor or their affiliates or designees, upon five days’ advance notice prior to the applicable deadline, must deposit into the trust account $55,000 for each month in an extension, on or prior to the date of the applicable deadline until December 22, 2024 (assuming a business combination has not occurred). Our public shareholders will not be entitled to vote or redeem their shares in connection with any such extension.

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

Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must complete our initial business combination within 15 months from the closing of our Initial Public Offering, or if we decide to extend the period of time to consummate our business combination, within 24 months from the closing of our Initial Public Offering (as further described in our Registration Statement). Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

We may not be able to complete our initial business combination within the prescribed time frame, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public shareholders may only receive $10.20 per share, or less than such amount in certain circumstances, and our rights will expire worthless.

Originally, we had up to 12 months from the closing of our Initial Public Offering to consummate an initial business combination, which may have been extended up to two times, each by an additional three months (for a total of up to 18 months from the closing of our Initial Public Offering), provided that, pursuant to the terms of our amended and restated memorandum and articles of association and the trust agreement entered into between us and Continental Stock Transfer & Trust Company on December 22, 2022, in order for the time available for us to consummate our initial business combination to be extended, our sponsor or their affiliates or designees, upon five days’ advance notice prior to the applicable deadline, must have deposited into the trust account $690,000 (or $0.10 per share) for each extension, on or prior to the date of the applicable deadline. At the Meeting held on December 21, 2023, the Company adopted the Second Amended and Restated Memorandum and Articles of Association reflecting the extension of the date by which the Company must consummate a business combination from the Termination Date up to ten (10) times, the first extension comprised of three months, and the subsequent nine (9) extensions comprised of one month each (each an “Extension”) up to December 22, 2024 (i.e., for a period of time ending up to 24 months after the consummation of its Initial Public Offering for a total of twelve (12) months after the Termination Date (assuming a business combination has not occurred). The Company also entered into the Trust Agreement Amendment to the Trust Agreement. Pursuant to the Trust Agreement Amendment, the Company has extended the date by which it has to complete a business combination from the Termination Date up to ten (10) times, with the first extension comprised of three months, and the subsequent nine (9) extensions comprised of one month each from the Termination Date, or extended date, as applicable, to December 22, 2024 by providing five days’ advance notice to the trustee prior to the applicable Termination Date, or extended date, and depositing into the Trust Account the Extension Payment until December 22, 2024 (assuming a business combination has not occurred) in exchange for a non-interest bearing, unsecured promissory note payable upon the consummation of a business combination.

We will now have up to 15 months from the closing of our Initial Public Offering to consummate an initial business combination. However, if we anticipate that we may not be able to consummate our initial business combination within 15 months, we may, by resolution of our Board of Directors, if requested by our sponsor, extend the period of time we will have to consummate an initial business combination up to nine times, each by an additional one month (for a total of up to 24 months from the closing of our Initial Public Offering), provided that, pursuant to the terms of our Second Amended and Restated Memorandum and Articles of Association and the Trust Agreement to be entered into between us and Continental Stock Transfer & Trust Company on December 22, 2022, as amended on December 21, 2023, in order for the time available for us to consummate our initial business combination to be extended, our sponsor or their affiliates or designees, upon five days’ advance notice prior to the applicable deadline, must deposit into the trust account $55,000 for each month in an extension, on or prior to the date of the applicable deadline until December 22, 2024 (assuming a business combination has not occurred). Our public shareholders will not be entitled to vote or redeem their shares in connection with any such extension.

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

If we seek shareholder approval of our initial business combination, our initial shareholders and their affiliates may elect to purchase shares or rights from public shareholders, which may influence a vote on a proposed business combination and reduce the public “float” of our ordinary shares or rights.

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

In addition, if such purchases are made, the public “float” of our securities may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements. Additionally, in the event our sponsor, directors, executive officers, advisors or their affiliates were to purchase shares or rights from public shareholders, such purchases would be structured in compliance with the requirements of Rule 14e-5 under the Exchange Act including, in pertinent part, through adherence to the following:

●	our registration statement/proxy statement filed for our business combination transaction would disclose the possibility that our sponsor, directors, executive officers, advisors or any of their affiliates may purchase shares or rights from public shareholders outside the redemption process, along with the purpose of such purchases;
●	if our sponsor, directors, executive officers, advisors or any of their affiliates were to purchase shares or rights from public shareholders, they would do so at a price no higher than the price offered through our redemption process;
●	our registration statement/proxy statement filed for our business combination transaction would include a representation that any of our securities purchased by our sponsor, directors, executive officers, advisors or any of their affiliates would not be voted in favor of approving the business combination transaction;
●	our sponsor, directors, executive officers, advisors or any of their affiliates would not possess any redemption rights with respect to our securities or, if they do acquire and possess redemption rights, they would waive such rights; and
●	we would disclose in a Form 8-K, before our security holder meeting to approve the business combination transaction, the following material items:

○	the amount of our securities purchased outside of the redemption offer by our sponsor, directors, executive officers, advisors or any of their affiliates, along with the purchase price;
○	the purpose of the purchases by our sponsor, directors, executive officers, advisors or any of their affiliates;
○	the impact, if any, of the purchases by our sponsor, directors, executive officers, advisors or any of their affiliates on the likelihood that the business combination transaction will be approved;
○	the identities of our security holders who sold to our sponsor, directors, executive officers, advisors or any of their affiliates (if not purchased on the open market) or the nature of our security holders (e.g., 5% security holders) who sold to our sponsor, directors, executive officers, advisors or any of their affiliates; and
○	the number of our securities for which we have received redemption requests pursuant to our redemption offer.

In addition, if such purchases are made, the public “float” of our ordinary shares or public rights and the number of beneficial holders of our securities may be reduced, possibly making it difficult to obtain or maintain the quotation, listing or trading of our securities on a national securities exchange.

See “Proposed Business - Permitted Purchases of Our Securities” for a description of how our sponsor, directors, executive officers, advisors or their affiliates will select which shareholders to purchase securities from in any private transaction.

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

Our public shareholders will be entitled to receive funds from the trust account only upon the earliest to occur of: (i) our completion of an initial business combination, and then only in connection with those public shares that such shareholder properly elected to redeem, subject to the limitations described in our Registration Statement, (ii) the redemption of any public shares properly submitted in connection with a shareholder vote to amend our Second Amended and Restated Memorandum and Articles of Association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 15 months from the closing of our Initial Public Offering, or if we decide to extend the period of time to consummate our business combination, within 24 months from the closing of our Initial Public Offering (as further described in our Registration Statement) or (B) with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity and (iii) the redemption of our public shares if we are unable to complete an initial business combination within 15 months from the closing of our Initial Public Offering, or if we decide to extend the period of time to consummate our business combination, within 24 months from the closing of our Initial Public Offering (as further described in our Registration Statement), subject to applicable law and as further described herein. In addition, if we are unable to complete an initial business combination within 15 months from the closing of our Initial Public Offering, or if we decide to extend the period of time to consummate our business combination, within 24 months from the closing of our Initial Public Offering (as further described in our Registration Statement) for any reason, compliance with Cayman Islands law may require that we submit a plan of dissolution to our then-existing shareholders for approval prior to the distribution of the proceeds held in our trust account. In that case, public shareholders may be forced to wait beyond the 15 months from the closing of our Initial Public Offering, or if we decide to extend the period of time to consummate our business combination, beyond the 24 months from the closing of our Initial Public Offering (as further described in our Registration Statement) before they receive funds from our trust account. In no other circumstances will a public shareholder have any right or interest of any kind in the trust account. Accordingly, to liquidate your investment, you may be forced to sell your public shares or rights, potentially at a loss.

You will not be entitled to protections normally afforded to investors of many other blank check companies.

Since the net proceeds of our Initial Public Offering and the sale of the private units are intended to be used to complete an initial business combination with a target business that has not been selected, we may be deemed to be a “blank check” company under the United States securities laws. However, because we will have net tangible assets in excess of $5,000,000 upon the successful completion of our Initial Public Offering and the sale of the private units and will file a Current Report on Form 8-K, including an audited balance sheet demonstrating this fact, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules. Among other things, this means our units will be immediately tradable as opposed to companies subject to Rule 419. Moreover, if our Initial Public Offering were subject to Rule 419, that rule would prohibit the release of any interest earned on funds held in the trust account to us unless and until the funds in the trust account were released to us in connection with our completion of an initial business combination.

If we seek shareholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of shareholders are deemed to hold in excess of 15% of our ordinary shares, you will lose the ability to redeem all such shares in excess of 15% of our ordinary shares.

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our Second Amended and Restated Memorandum and Articles of Association provides that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 15% of the shares sold in our Initial Public Offering, which we refer to as the “Excess Shares.” However, our Second Amended and Restated Memorandum and Articles of Association does not restrict our shareholders’ ability to vote all of their shares (including Excess Shares) for or against our business combination. Your inability to redeem the Excess Shares will reduce your influence over our ability to complete our business combination and you could suffer a material loss on your investment in us if you sell Excess Shares in open market transactions. Additionally, you will not receive redemption distributions with respect to the Excess Shares if we complete our business combination. As a result, you will continue to hold that number of shares exceeding 15% and, in order to dispose of such shares, would be required to sell your share in open market transactions, potentially at a loss.

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

Furthermore, because we are obligated to pay cash for the ordinary shares which our public shareholders redeem in connection with our initial business combination, target companies will be aware that this may reduce the resources available to us for our initial business combination. This may place us at a competitive disadvantage in successfully negotiating a business combination. If we are unable to complete our initial business combination, our public shareholders may receive only approximately $10.20 per share, or less in certain circumstances, on the liquidation of our trust account and our rights will expire worthless. In certain circumstances, our public shareholders may receive less than $10.20 per share upon our liquidation. See “— If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.20 per share” and other risk factors in this section.

If the net proceeds of our Initial Public Offering and the sale of the private units not being held in the trust account are insufficient to allow us to operate for at least the next 15 months from the closing of our Initial Public Offering, or if we decide to extend the period of time to consummate our business combination, the next 24 months from the closing of our Initial Public Offering (as further described in our Registration Statement), we may be unable to complete our initial business combination, in which case our public shareholders may only receive $10.20 per share, or less than such amount in certain circumstances, and our rights will expire worthless.

Following the Meeting at which the shareholders of the Company, the shareholders approved an extension of the time to complete the business combination from 12 months (or up to 18 months if the Company extended the time to complete the business combination) to 15 months (or up to 24 months if the Company extends the time to complete the business combination). The funds available to us outside of the trust account may not be sufficient to allow us to operate for at least the next 15 months from the closing of our Initial Public Offering, or if we decide to extend the period of time to consummate our business combination, the next 24 months from the closing of our Initial Public Offering (as further described in our Registration Statement), assuming that our initial business combination is not completed during that time. We believe that, upon the closing of our Initial Public Offering, the funds available to us outside of the trust account will be sufficient to allow us to operate for at least the next 15 months from the closing of our Initial Public Offering, or if we decide to extend the period of time to consummate our business combination, the next 24 months from the closing of our Initial Public Offering (as further described in our Registration Statement); however, we cannot assure you that our estimate is accurate. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent or merger agreements designed to keep target businesses from “shopping” around for transactions with other companies on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent or merger agreement where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business. If we are unable to complete our initial business combination, our public shareholders may receive only approximately $10.20 per share or less in certain circumstances on the liquidation of our trust account and our rights will expire worthless. In certain circumstances, our public shareholders may receive less than $10.20 per share upon our liquidation. See “— If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.20 per share” and other risk factors in this section.

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

Of the net proceeds of our Initial Public Offering and the sale of the private units, only approximately $650,000 will be available to us initially outside the trust account to fund our working capital requirements. In the event that our offering expenses exceed our estimate of $550,000 (excluding underwriting discount), we may fund such excess with funds not to be held in the trust account. In such case, the amount of funds we intend to be held outside the trust account would decrease by a corresponding amount. Conversely, in the event that the offering expenses are less than our estimate of $550,000 (excluding underwriting discount), the amount of funds we intend to be held outside the trust account would increase by a corresponding amount. If we are required to seek additional capital, we would need to borrow funds from our initial shareholders or their affiliates to operate, or we may be forced to liquidate. None of our initial shareholders nor any of their affiliates is under any obligation to advance funds to us in such circumstances. Any such advances would be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial business combination. We do not expect to seek loans from parties other than our initial shareholders or an affiliate of our initial shareholders as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account but in the event that we seek loans from any third parties, we will obtain a waiver against any and all rights to seek access to funds in our trust account. If we are unable to obtain these loans, we may be unable to complete our initial business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. Consequently, our public shareholders may only receive approximately $10.20 per share on our redemption of our public shares, and our rights will expire worthless. In certain circumstances, our public shareholders may receive less than $10.20 per share on the redemption of their shares. See “— If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.20 per share” and other risk factors in this section.

We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete a business combination with which a substantial majority of our shareholders do not agree.

Our Second Amended and Restated Memorandum and Articles of Association does not provide a specified maximum redemption threshold, except that we will only redeem our public shares so long as (after such redemption) our net tangible assets will be at least $5,000,001 either immediately prior to or upon consummation of our initial business combination and after payment of underwriters’ fees and commissions (such that we are not subject to the SEC’s “penny stock” rules). As a result, we may be able to complete our business combination even though a substantial majority of our public shareholders do not agree with the transaction and have redeemed their shares or, if we seek shareholder approval of our initial business combination and do not conduct redemptions in connection with our business combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our initial shareholders, advisors or their affiliates. In the event the aggregate cash consideration we would be required to pay for all ordinary shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, all ordinary shares submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination.

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

We may seek to complete a business combination with an operating company in any industry or sector or geographical location. However, we will not, under our Second Amended and Restated Memorandum and Articles of Association, be permitted to complete our business combination with another blank check company or similar company with nominal operations. Because we have not yet selected or approached any specific target business with respect to a business combination, there is no basis to evaluate the possible merits or risks of any particular target business’s operations, results of operations, cash flows, liquidity, financial condition or prospects. To the extent we complete our business combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of revenues or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our units will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in a business combination target. Accordingly, any shareholders who choose to remain shareholders following the business combination could suffer a reduction in the value of their shares. Such shareholders are unlikely to have a remedy for such reduction in value.

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

We will consider a business combination outside of our management’s area of expertise if a business combination candidate is presented to us and we determine that such candidate offers an attractive acquisition opportunity for our company. Although our management will endeavor to evaluate the risks inherent in any particular business combination candidate, we cannot assure you that we will adequately ascertain or assess all the significant risk factors. We also cannot assure you that an investment in our units will not ultimately prove to be less favorable to investors in our Initial Public Offering than a direct investment, if an opportunity were available, in a business combination candidate. In the event we elect to pursue an acquisition outside of the areas of our management’s expertise, our management’s expertise may not be directly applicable to its evaluation or operation, and the information contained in our Registration Statement regarding the areas of our management’s expertise would not be relevant to an understanding of the business that we elect to acquire. As a result, our management may not be able to adequately ascertain or assess all the significant risk factors. Accordingly, any shareholders who choose to remain shareholders following our business combination could suffer a reduction in the value of their shares. Such shareholders are unlikely to have a remedy for such reduction in value.

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

Of the net proceeds from our Initial Public Offering and the sale of the private units, and after giving effect to the Redemptions, up to $50,880,604 will be available to complete our business combination and pay related fees and expenses.

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

Our sponsors, AlphaVest Holding LP and Peace Capital Limited, are currently controlled by Mr. Pengfei Zheng, who own approximately 23.2% of our outstanding shares following our Initial Public Offering. In addition, a majority of our directors and officers are located in, or have significant ties to, China. As a result, we may be a less attractive partner to potential target companies outside the PRC, thereby limiting our pool of acquisition candidates. This would impact our search for a target company and make it harder for us to complete an initial business combination with a non-China-based target company. For example, we may not be able to complete an initial business combination with a U.S. target company since such initial business combination may be subject to U.S. foreign investment regulations and review by a U.S. government entity. Certain federally licensed businesses in the United States, such as broadcasters and airlines, may be subject to rules or regulations that limit foreign ownership. In addition, CFIUS is an interagency committee authorized to review certain transactions involving foreign investment in the United States by foreign persons in order to determine the effect of such transactions on the national security of the United States. We may be considered a “foreign person” under such rules and regulations and any proposed business combination between us and a U.S. business engaged in a regulated industry or which may affect national security could be subject to such foreign ownership restrictions and/or CFIUS review.

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

Moreover, the process of government review, whether by CFIUS or otherwise, could be lengthy. Because we only have 15 months (or 24 months if we extend the period of time to consummate a business combination) to complete our initial business combination, our failure to obtain any required approvals within the requisite time period may prevent us from completing the transaction and require us to liquidate. If we liquidate, our public shareholders may only receive $10.20 per share initially, and our rights will expire worthless. Our public shareholders may also lose the potential investment opportunity in a target company and the opportunity of realizing future gains on such investments through any price appreciation in the combined company.

Risks Related to Our Securities

NASDAQ may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our units, ordinary shares and rights are listed on NASDAQ. We cannot assure you that our securities will continue to be listed on NASDAQ in the future or prior to our initial business combination. In order to continue listing our securities on NASDAQ prior to our initial business combination, we must maintain certain financial, distribution and share price levels. Generally, we must maintain a minimum amount in shareholders’ equity (generally $10,000,000) and a minimum number of holders of our securities (generally 400 public holders). Additionally, in connection with our initial business combination, we will be required to demonstrate compliance with NASDAQ’s initial listing requirements, which are more rigorous than NASDAQ’s continued listing requirements, in order to continue to maintain the listing of our securities on NASDAQ. For instance, our share price would generally be required to be at least $4.00 per share and our shareholders’ equity would generally be required to be at least $30 million and we would be required to have a minimum of 400 round lot holders of our securities. We cannot assure you that we will be able to meet those initial listing requirements at that time.

If NASDAQ delists our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

●	a limited availability of market quotations for our securities;
●	reduced liquidity for our securities;

●	a determination that our ordinary shares is a “penny stock” which will require brokers trading in our ordinary shares to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;
●	a limited amount of news and analyst coverage; and
●	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because our units and eventually our ordinary shares and rights are listed on NASDAQ, our units, ordinary shares and rights will be covered securities. Although the states are pre-empted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. Additionally, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on NASDAQ, our securities would not be covered securities and we would be subject to regulation in each state in which we offer our securities.

On March 11, 2024, the Company was contacted by the staff (the “Staff”) of NASDAQ. The Staff notified the Company that it was not in compliance with the Nasdaq continuing listing standard following the termination of the phase-in period provided under Nasdaq Listing Rule 5615(b)(1) and 5605(c)(2)(A) regarding the composition of the Board and the Audit Committee, respectively, because a majority of the Board was not comprised of independent directors and the Audit Committee was not comprised of at least three independent directors. The Company subsequently appointed Brian Hartzband as an independent director and member of the Audit Committee, thus the Company is now compliant with Nasdaq Listing Rule 5615(b)(1) and 5605(c)(2)(A), respectively.

We may issue additional ordinary shares or preference shares to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. Any such issuances would dilute the interest of our shareholders and likely present other risks.

Our Second Amended and Restated Memorandum and Articles of Association authorizes the issuance of up to 200,000,000 ordinary shares, par value $0.0001 per share and 2,000,000 preference shares, par value $0.0001 per share. As of date of this Form 10-K, there are 7,006,329 ordinary shares issued and outstanding. As a result, there will be 192,993,671 unissued ordinary shares available for issuance, which amount does not take into account the ordinary shares reserved for issuance upon exercise of any outstanding rights. There are no preference shares issued and outstanding.

We may issue a substantial number of additional ordinary shares or preference shares to complete our initial business combination or under an employee incentive plan after completion of our initial business combination (although our Second Amended and Restated Memorandum and Articles of Association provides that we may not issue securities that can vote with ordinary shareholders on matters related to our pre-initial business combination activity). However, our Second Amended and Restated Memorandum and Articles of Association provides, among other things, that prior to our initial business combination, we may not issue additional shares of capital share that would entitle the holders thereof to: (i) receive funds from the trust account; or (ii) vote as a class with our public shares (a) on any initial business combination or (b) to approve an amendment to our Second Amended and Restated Memorandum and Articles of Association to (x) extend the time we have to consummate a business combination beyond 15 months from the closing of our Initial Public Offering, or if we decide to extend the period of time to consummate our business combination, beyond 24 months from the closing of our Initial Public Offering (as further described in our Registration Statement or (y) amend the foregoing provisions, unless (in connection with any such amendment to our Second Amended and Restated Memorandum and Articles of Association) we offer our public shareholders the opportunity to redeem their public shares. These provisions of our Second Amended and Restated Memorandum and Articles of Association, like all provisions of our Second Amended and Restated Memorandum and Articles of Association, may be amended with the approval of our shareholders. However, our executive officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our Second Amended and Restated Memorandum and Articles of Association to (A) modify the substance or timing of our obligation to provide for the redemption of our public shares in connection with an initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 15 months from the closing of our Initial Public Offering, or if we decide to extend the period of time to consummate our business combination, within 24 months from the closing of our Initial Public Offering (as further described in our Registration Statement) or (B) with respect to any other material provision relating to shareholders’ rights or pre-initial business combination activity, unless we provide our public shareholders with the opportunity to redeem their ordinary shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable), divided by the number of then outstanding public shares.

The issuance of additional ordinary shares or preference shares:

●	may significantly dilute the equity interest of investors in our Initial Public Offering;
●	may subordinate the rights of holders of ordinary shares if preference shares are issued with rights senior to those afforded our ordinary shares;
●	could cause a change of control if a substantial number of our ordinary shares are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors; and
●	may adversely affect prevailing market prices for our units, ordinary shares and/or rights.

We may issue notes or other debt securities, or otherwise incur substantial debt, to complete a business combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our shareholders’ investment in us.

Although we have no commitments as of the date of our Registration Statement issue any notes or other debt securities, or to otherwise incur outstanding debt following our Initial Public Offering, we may choose to incur substantial debt to complete our business combination. We have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the trust account. As such, no issuance of debt will affect the per-share amount available for redemption from the trust account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

●	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;
●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;
●	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;
●	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;
●	our inability to pay dividends on our ordinary shares;
●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our ordinary shares if declared, our ability to pay expenses, make capital expenditures and acquisitions, and fund other general corporate purposes;
●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;
●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation;
●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, and execution of our strategy; and
●	other disadvantages compared to our competitors who have less debt.

The grant of registration rights to our initial shareholders may make it more difficult to complete our initial business combination, and the future exercise of such rights may adversely affect the market price of our ordinary shares.

Pursuant to an agreement to be entered into concurrently with the issuance and sale of the securities in our Initial Public Offering, our initial shareholders (including EBC and its designees) and their permitted transferees can demand that we register their founder shares and EBC founder shares. In addition, holders of our private units and their permitted transferees can demand that we register the private units and/or the underlying securities, and holders of units that may be issued upon conversion of working capital loans may demand that we register such units and/or underlying securities. We will bear the cost of registering these securities. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our ordinary shares. In addition, the existence of the registration rights may make our initial business combination more costly or difficult to conclude. This is because the shareholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our ordinary shares that is expected when the ordinary shares and private units owned by our initial shareholders or holders of our working capital units or their respective permitted transferees are registered.

In order to complete our initial business combination, we may seek to amend our Second Amended and Restated Memorandum and Articles of Association or other governing instruments, including our rights agreement, in a manner that will make it easier for us to complete our initial business combination but that our shareholders or rights holders may not support.

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

Our initial shareholders paid an aggregate of $25,000 for the founder shares, or approximately $0.14 per founder share. As a result of this low initial price, our initial shareholders stand to make a substantial profit even if an initial business combination subsequently declines in value or is unprofitable for our public shareholders.

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

Our private units, founder shares and EBC founder shares may have an adverse effect on the market price of our ordinary shares and make it more difficult to complete our business combination.

Simultaneously with the closing of our Initial Public Offering, we issued to 430,500 private units to our sponsor and EBC. Our initial shareholders currently own 1,725,000 founder shares. EBC and its designees currently own 125,000 EBC founder shares. In addition, if our initial shareholders or their affiliates make any working capital loans, up to $150,000 of such loans may be converted into working capital units, at the price of $10.00 per unit at the option of the lender. Such working capital units would be identical to the private units sold in the private placement.

To the extent we issue ordinary shares to complete a business combination, the potential for the issuance of a substantial number of additional ordinary shares upon conversion rights of up to $150,000 working capital loans could make us a less attractive acquisition vehicle to a target business. Any such issuance will increase the number of issued and outstanding ordinary shares and reduce the value of the ordinary shares issued to complete the business combination. Therefore, our private units and founder shares may make it more difficult to complete a business combination or increase the cost of acquiring the target business.

The private rights included in the private units are identical to the public rights sold as part of the units in our Initial Public Offering except that the private rights (including the ordinary shares issuable upon exercise of the private rights) will not be transferable, assignable or saleable until the completion of our initial business combination (except as described herein).

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

Prior to our Initial Public Offering there has been no public market for any of our securities. The public offering price of the units and the terms of the rights were negotiated between us and the underwriters. In determining the size of our Initial Public Offering, management held customary organizational meetings with the underwriters with respect to the state of capital markets, generally, and the amount the underwriters believed they reasonably could raise on our behalf. Factors considered in determining the size of our Initial Public Offering, prices and terms of the units, including the ordinary shares, the rights underlying the units, include:

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

Our officers and directors also may become aware of business opportunities which may be appropriate for presentation to us and the other entities in the future to which they owe certain fiduciary or contractual duties, including our initial shareholders’ affiliates. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to another entity prior to its presentation to us. Our Second Amended and Restated Memorandum and Articles of Association provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue.

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

In light of the involvement of our officers and directors with other entities, we may decide to acquire one or more businesses affiliated with our initial shareholders or their respective affiliates. Our officers and directors also serve as officers and board members for other entities. Such entities may compete with us for business combination opportunities. Our initial shareholders are not currently aware of any specific opportunities for us to complete our business combination with any entities with which they are affiliated, and there have been no preliminary discussions concerning a business combination with any such entity or entities. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria for a business combination as set forth in the section of our Registration Statement entitled “Proposed Business — Sources of Target Businesses” and such transaction was approved by a majority of our independent directors. Despite our agreement to obtain an opinion from an independent investment banking firm or from another independent entity that commonly renders valuation opinions, regarding the fairness to our company from a financial point of view of a business combination with one or more domestic or international businesses affiliated with our initial shareholders or their respective affiliates, potential conflicts of interest still may exist and, as a result, the terms of the business combination may not be as advantageous to our public shareholders as they would be absent any conflicts of interest.

Since our initial shareholders will lose their entire investment in us if our business combination is not completed, a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.

On February 7, 2022, our sponsor acquired 1,725,000 founder shares for an aggregate purchase price of $25,000. On July 11, 2022, EBC acquired 125,000 EBC founder shares for an aggregate purchase price of $1,750. Prior to the initial investment in the Company of $25,000 by our sponsor, the Company had no assets, tangible, or intangible. The number of founder shares issued was determined based on the expectation that such founder shares would represent 20% of the outstanding shares after our Initial Public Offering (excluding the private shares and the EBC founder shares). The founder shares will be worthless if we do not complete an initial business combination. In addition, our sponsor has committed to purchase an aggregate of 402,904 private units at a price of $10.00 per unit (approximately $4,029,040 in the aggregate in a private placement that closed simultaneously with the closing of our Initial Public Offering. EBC purchased an aggregate of 27,596 private units at a price of $10.00 per unit (approximately $275,960 in the aggregate in a private placement that closed simultaneously with the closing of our Initial Public Offering. The founder shares and private units will be worthless if we do not complete an initial business combination. Our initial shareholders have agreed (A) to vote any shares owned by them in favor of any proposed business combination and (B) not to redeem any founder shares or private shares in connection with a shareholder vote to approve a proposed initial business combination. In addition, we may obtain loans from our initial shareholders. The personal and financial interests of our initial shareholders may influence their motivation in identifying and selecting a target business combination, completing an initial business combination, and influencing the operation of the business following the initial business combination.

In order to complete our initial business combination, we may seek to amend our Second Amended and Restated Memorandum and Articles of Association or other governing instruments, including our rights agreement, in a manner that will make it easier for us to complete our initial business combination but that our shareholders or rights holders may not support.

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

The provisions of our Second Amended and Restated Memorandum and Articles of Association that relate to our pre-business combination activity (and corresponding provisions of the agreement governing the release of funds from our trust account) may be amended with the approval of holders of two-thirds of our ordinary shares, which is a lower amendment threshold than that of some other blank check companies. It may be easier for us, therefore, to amend our Second Amended and Restated Memorandum and Articles of Association and the Trust Agreement to facilitate the completion of an initial business combination that some of our shareholders may not support.

Some other blank check companies have a provision in their charter which prohibits the amendment of certain of its provisions, including those which relate to a company’s pre-business combination activity, without approval by a certain percentage of the company’s shareholders. In those companies, amendment of these provisions requires approval by between 90% and 100% of the company’s public shareholders. Our Second Amended and Restated Memorandum and Articles of Association provides that any of its provisions (including, without limitation, the provisions related to pre-business combination activity (including the requirement to deposit proceeds of our Initial Public Offering and the private placement of units into the trust account and not release such amounts except in specified circumstances, and to provide redemption rights to public shareholders as described herein)) may be amended if approved by holders of two-thirds of our ordinary shares entitled to vote thereon, subject to applicable provisions of the Cayman Islands law, or the Companies Act, or applicable stock exchange rules, and corresponding provisions of the Trust Agreement governing the release of funds from our trust account may be amended if approved by holders of two-thirds of our ordinary shares entitled to vote thereon. We may not issue additional securities that can vote on amendments to our Second Amended and Restated Memorandum and Articles of Association or in our initial business combination. Our initial shareholders, who will collectively beneficially own 20% of our ordinary shares upon the closing of our Initial Public Offering (excluding the private shares and the EBC founder shares and assuming our initial shareholders do not purchase public units in our Initial Public Offering), will participate in any vote to amend our Second Amended and Restated Memorandum and Articles of Association and/or Trust Agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our Second Amended and Restated Memorandum and Articles of Association which govern our pre-business combination behavior more easily than some other blank check companies, and this may increase our ability to complete a business combination with which you do not agree. Our shareholders may pursue remedies against us for any breach of our Second Amended and Restated Memorandum and Articles of Association.

Our initial shareholders have agreed, pursuant to a letter agreement with us, that they will not propose any amendment to our Second Amended and Restated Memorandum and Articles of Association (i) that would modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 15 months from the closing of our Initial Public Offering, or if we decide to extend the period of time to consummate our business combination, within 24 months from the closing of our Initial Public Offering (as further described in our Registration Statement), or (ii) with respect to any other material provision relating to shareholders’ rights or pre-initial business combination activity, unless we provide our public shareholders with the opportunity to redeem their ordinary shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable), divided by the number of then outstanding public shares. These agreements are contained in a letter agreement that we have entered into with our initial shareholders. Our shareholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our initial shareholders for any breach of these agreements. As a result, in the event of a breach, our shareholders would need to pursue a shareholder derivative action, subject to applicable law.

We may be unable to obtain additional financing to complete our initial business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination.

Although we believe that the net proceeds of our Initial Public Offering and the sale of the private units will be sufficient to allow us to complete our initial business combination, because we have not yet selected any prospective target business we cannot ascertain the capital requirements for any particular transaction. If the net proceeds of our Initial Public Offering and the sale of the private units prove to be insufficient, either because of the size of our initial business combination, the depletion of the available net proceeds in search of a target business, the obligation to repurchase for cash a significant number of shares from shareholders who elect redemption in connection with our initial business combination or the terms of negotiated transactions to purchase shares in connection with our initial business combination, we may be required to seek additional financing or to abandon the proposed business combination. We cannot assure you that such financing will be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to complete our initial business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. If we are unable to complete our initial business combination, our public shareholders may receive only approximately $10.20 per share plus any pro rata interest earned on the funds held in the trust account (and not previously released to us to pay our taxes) on the liquidation of our trust account and our rights will expire worthless. In addition, even if we do not need additional financing to complete our business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors, or shareholders is required to provide any financing to us in connection with or after our initial business combination. If we are unable to complete our initial business combination, our public shareholders may only receive approximately $10.20 per share on the liquidation of our trust account, and our \ rights will expire worthless. In certain circumstances, our public shareholders may receive less than $10.20 per share on the redemption of their shares. See “— If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.20 per share” and other risk factors in this section.

Our initial shareholders and other insiders may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support.

Upon the closing of our Initial Public Offering, our initial shareholders will own founder shares representing 20% of our issued and outstanding ordinary shares (excluding the private shares and the EBC founder shares). Simultaneously with the closing of our Initial Public Offering, we issued in 430,500 private units to our sponsor and EBC. In addition, if our initial shareholders or their designated parties make any working capital loans, up to $150,000 of such loans may be converted into working capital units, at the price of $10.00 per unit at the option of the lenders. Such working capital units would be identical to the private units sold in the private placement. Accordingly, our initial shareholders along with any designated parties may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support, including amendments to our Second Amended and Restated Memorandum and Articles of Association and approval of major corporate transactions. If our initial shareholders purchase any units in our Initial Public Offering or if they purchase any additional ordinary shares in the aftermarket or in privately negotiated transactions, this would increase their control. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our ordinary shares. In addition, our board of directors, whose members were elected by certain of our initial shareholders, is and will be divided into three classes, each of which will generally serve for a term of three years with only one class of directors being elected in each year. We may not hold an annual meeting of shareholders to elect new directors prior to the completion of our business combination, in which case all of the current directors will continue in office until at least the completion of the business combination. If there is an annual meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election and our initial shareholders, because of their ownership position, will have considerable influence regarding the outcome.

Post Business Combination Risks

Our management may not be able to maintain control of a target business after our initial business combination. We cannot provide assurance that, upon loss of control of a target business, new management will possess the skills, qualifications, or abilities necessary to profitably operate such business.

We may structure a business combination so that the post-transaction company in which our public shareholders own shares will own less than 100% of the equity interests or assets of a target business, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires an interest in the target sufficient for the post-transaction company not to be required to register as an investment company under the Investment Company Act. We will not consider any transaction that does not meet such criteria. Even if the post-transaction company owns 50% or more of the voting securities of the target, our shareholders prior to the business combination may collectively own a minority interest in the post business combination company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new ordinary shares in exchange for all of the outstanding capital share of a target. In this case, we would acquire a 100% interest in the target. However, as a result of the issuance of a substantial number of new ordinary shares, our shareholders immediately prior to such transaction could own less than a majority of our outstanding ordinary shares subsequent to such transaction. In addition, other minority shareholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the company’s share than we initially acquired. Accordingly, this may make it more likely that our management will not be able to maintain our control of the target business. We cannot provide assurance that, upon loss of control of a target business, new management will possess the skills, qualifications, or abilities necessary to profitably operate such business.

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

The relationship between the United States and foreign governments could be subject to sudden fluctuation and periodic tension. For instance, the United States may announce its intention to impose quotas on certain imports. Such import quotas may adversely affect political relations between the two countries and result in retaliatory countermeasures by the foreign government in industries that may affect our ultimate target business. Changes in political conditions in foreign countries and changes in the state of U.S. relations with such countries are difficult to predict and could adversely affect our operations or cause potential target businesses or their goods and services to become less attractive. Because we are not limited to any specific industry, there is no basis for investors in our Initial Public Offering to evaluate the possible extent of any impact on our ultimate operations if relations are strained between the United States and a foreign country in which we acquire a target business or move our principal manufacturing or service operations.

If any dividend is declared in the future and paid in a foreign currency, you may be taxed on a larger amount in the U.S.

If you are a U.S. holder of our ordinary shares, you will be taxed on the U.S. dollar value of your dividends, if any, at the time you receive them, even if you actually receive a smaller amount of U.S. dollars when the payment is in fact converted into U.S. dollars. Specifically, if a dividend is declared and paid in a foreign currency, the amount of the dividend distribution that you must include in your income as a U.S. holder will be the U.S. dollar value of the payments made in the foreign currency, determined at the spot rate of the foreign currency to the U.S. dollar on the date the dividend distribution is includible in your income, regardless of whether the payment is in fact converted into U.S. dollars. Thus, if the value of the foreign currency decreases before you actually convert the currency into U.S. dollars, you will be taxed on a larger amount in U.S. dollars than the U.S. dollar amount that you will actually ultimately receive.

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

The PRC Antitrust Law became effective on August 1, 2008. The government authorities in charge of antitrust matters in China are the Antitrust Commission and other antitrust authorities under the State Council. The PRC Antitrust Law regulates (1) monopoly agreements, including decisions or actions in concert that preclude or impede competition, entered into by business operators; (2) abuse of dominant market position by business operators; and (3) concentration of business operators that may have the effect of precluding or impeding competition. To implement the Antitrust Law, in 2008, the State Council formulated the regulations that require filing of concentration of business operators, pursuant to which concentration of business operators refers to (1) merger with other business operators; (2) gaining control over other business operators through acquisition of equity interest or assets of other business operators; and (3) gaining control over other business operators through exerting influence on other business operators through contracts or other means. In 2009, the Ministry of Commerce, to which the Antitrust Commission is affiliated, promulgated the Measures for Filing of Concentration of Business Operators (amended by the Guidelines for Filing of Concentration of Business Operators in 2014), which set forth the criteria of concentration and the requirement of miscellaneous documents for the purpose of filing. The business combination we contemplate may be considered the concentration of business operators, and to the extent required by the Antitrust Law and the criteria established by the State Council, we must file with the antitrust authority under the PRC State Council prior to conducting the contemplated business combination. If the antitrust authority decides not to further investigate whether the contemplated business combination has the effect of precluding or impeding competition or fails to make a decision within 30 days from receipt of relevant materials, we may proceed to consummate the contemplated business combination. If antitrust authority decides to prohibit the contemplated business combination after further investigation, we must terminate such business combination and would then be forced to either attempt to complete a new business combination or we would be required to return any amounts which were held in the trust account to our shareholders. When we evaluate a potential business combination, we will consider the need to comply with the Antitrust Law and other relevant regulations which may limit our ability to effect an acquisition or may result in our modifying or not pursuing a particular transaction. Since our business combination period is within 15 months from the closing of our Initial Public Offering, or if we decide to extend the period of time to consummate our business combination, within 24 months from the closing of our Initial Public Offering (as further described in our Registration Statement), and the approval process may take a period longer than we expect before we enter into a definitive agreement with a target company, we may be unable to complete a business combination within 15 months from the closing of our Initial Public Offering, or if we decide to extend the period of time to consummate our business combination, within 24 months from the closing of our Initial Public Offering (as further described in our Registration Statement).

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

The Security Review Regulations will potentially subject a large number of mergers and acquisitions transactions by foreign investors in China to an additional layer of regulatory review. Currently, there is significant uncertainty as to the implication of the Security Review Regulations. Neither the Department of Commerce nor other PRC government agencies have issued any detailed rules for the implementation of the Security Review Regulations. If, for example, our potential initial business combination is with a target company operating in the PRC in any of the sensitive sectors identified above, the transaction will be subject to the Security Review Regulations, and we may have to spend additional resources and incur additional time delays to complete any such acquisition. There is no guarantee that we can receive such approval in a timely manner, and we may also be prevented from pursuing certain investment opportunities if the PRC government considers that the potential investments will result in a significant national security issue. If obtained, since our business combination period is 15 months from the closing of our Initial Public Offering, or if we decide to extend the period of time to consummate our business combination, 24 months from the closing of our Initial Public Offering (as further described in our Registration Statement), and the approval process may take a period longer than we expect before we enter into a definitive agreement with a target company, we may be unable to complete a business combination within 15 months from the closing of our Initial Public Offering, or if we decide to extend the period of time to consummate our business combination, within 24 months from the closing of our Initial Public Offering (as further described in our Registration Statement).

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

If, for example, our potential initial business combination is with a target business operating in the PRC and if the enacted version of the draft measures mandates clearance of cybersecurity review and other specific actions to be completed by the target business, we may face uncertainties as to whether such clearance can be timely obtained, or at all, and incur additional time delays to complete any such acquisition. Cybersecurity review could also result in negative publicity with respect to our initial business combination and diversion of our managerial and financial resources. There is no guarantee that we can receive such approval in a timely manner, and we may also be prevented from pursuing certain investment opportunities if the PRC government considers that the potential investments will result in a significant national security issue. If obtained, since our business combination period is 15 months from the closing of our Initial Public Offering, or if we decide to extend the period of time to consummate our business combination, 24 months from the closing of our Initial Public Offering (as further described in our Registration Statement), and the approval process may take a period longer than we expect before we enter into a definitive agreement with a target company, we may be unable to complete a business combination within 15 months from the closing of our Initial Public Offering, or if we decide to extend the period of time to consummate our business combination, within 24 months from the closing of our Initial Public Offering (as further described in our Registration Statement).

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

The Chinese government may intervene in and influence the manner in which our post-combination entity must conduct its business activities in ways that we cannot expect when we enter into a definitive agreement with a target company with major operation in China, which could result in a material change in our operations of the combined company and/or the value of our securities, and could significantly limit or completely hinder our ability to offer or continue to offer securities to investors and cause the value of our securities to significantly decline or become worthless. If the Chinese government establishes some new policies, regulations, rules, or laws affecting the industries that our post-combination entity is in, it may materially and adversely affect our operations and the value of our ordinary shares.

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

Our corporate affairs will be governed by our Second Amended and Restated Memorandum and Articles of Association, the Companies Act (as the same may be supplemented or amended from time to time) and the common law of the Cayman Islands. We will also be subject to the federal securities laws of the United States. The rights of shareholders to take action against the directors, actions by minority shareholders and the fiduciary responsibilities of our directors to us under Cayman Islands law are to a large extent governed by the common law of the Cayman Islands. The common law of the Cayman Islands is derived in part from comparatively limited judicial precedent in the Cayman Islands as well as from English common law, the decisions of whose courts are of persuasive authority, but are not binding on a court in the Cayman Islands. The rights of our shareholders and the fiduciary responsibilities of our directors under Cayman Islands law are different from what they would be under statutes or judicial precedent in some jurisdictions in the United States. In particular, the Cayman Islands has a different body of securities laws as compared to the United States, and certain states, may have more fully developed and judicially interpreted bodies of corporate law. In addition, Cayman Islands companies may not have standing to initiate a shareholders derivative action in a federal court of the United States.

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

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. As a result, our shareholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our ordinary shares held by non-affiliates exceeds $700 million as of any June 30 before that time, in which case we would no longer be an emerging growth company as of the following December 31. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

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

Additionally, we are a “smaller reporting company” as defined in Rule 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our ordinary shares held by non-affiliates exceeds $250 million as of the end of the prior June 30th, or (2) our annual revenues exceeded $100 million during such completed fiscal year and the market value of our ordinary shares held by non-affiliates exceeds $700 million as of the prior June 30th. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.

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

We do not believe that our anticipated principal activities will subject us to the Investment Company Act. To this end, the proceeds held in the trust account may only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the Trust Agreement , the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. Our Initial Public Offering is not intended for persons who are seeking a return on investments in government securities or investment securities. The trust account is intended as a holding place for funds pending the earliest to occur of: (i) the completion of our primary business objective, which is a business combination; (ii) the redemption of any public shares properly submitted in connection with a shareholder vote to amend our Second Amended and Restated Memorandum and Articles of Association to modify (A) the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 15 months from the closing of our Initial Public Offering, or if we decide to extend the period of time to consummate our business combination, within 24 months from the closing of our Initial Public Offering (as further described in our Registration Statement)or (B) with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity; or (iii) absent a business combination, our return of the funds held in the trust account to our public shareholders as part of our redemption of the public shares. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete a business combination. If we are unable to complete our initial business combination, our public shareholders may receive only approximately $10.20 per share on the liquidation of our trust account and our rights will expire worthless. In certain circumstances, our public shareholders may receive less than $10.20 per share on the redemption of their shares. See “— If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.20 per share” and other risk factors in this section.

Notwithstanding the foregoing, as indicated above, on March 30, 2022, the SEC issued proposed rules relating to, among other items, the extent to which SPACs could become subject to regulation under the Investment Company Act of 1940. The SEC’s proposed rules would provide a safe harbor for companies like our company from the definition of “investment company” under Section 3(a)(1)(A) of the Investment Company Act, provided that they satisfy certain conditions that limit a company’s duration, asset composition, business purpose and activities. The duration component of the proposed safe harbor rule would require the company to file a Current Report on Form 8-K with the SEC announcing that it has entered into an agreement with the target company (or companies) to engage in an initial business combination no later than 24 months after the effective date of the company’s registration statement for its initial public offering. The company would then be required to complete its initial business combination no later than 24 months after the effective date of its registration statement for its initial public offering. These rules, if adopted, whether in the form proposed or in revised form, may materially adversely affect our ability to negotiate and complete our initial business combination and may increase the costs and time related thereto.

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

Provisions in our Second Amended and Restated Memorandum and Articles of Association may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our ordinary shares and could entrench management.

Our Second Amended and Restated Memorandum and Articles of Association contains provisions that may discourage unsolicited takeover proposals that shareholders may consider to be in their best interests. These provisions include a staggered board of directors and the ability of the board of directors to designate the terms of and issue new series of preference shares, which may make the removal of management more difficult and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

We may not hold an annual meeting of shareholders until after the consummation of our initial business combination, which could delay the opportunity for our shareholders to elect directors.

In accordance with NASDAQ corporate governance requirements, we are not required to hold an annual meeting until no later than one year after our first fiscal year end following our listing on NASDAQ. There is no requirement under the Companies Act for us to hold annual or general meetings to appoint directors until we hold an annual general meeting, public shareholders may not be afforded the opportunity to discuss company affairs with management. Our board of directors is divided into three classes with only one class of directors being appointed in each year and each class (except for those directors appointed prior to our first annual general meeting) serving a three-year term. In addition, as holders of our ordinary shares, our public shareholders will not have the right to vote on the appointment of directors until after the consummation of our initial business combination. In addition, prior to our initial business combination, only holders of the founder shares have the right to vote on the appointment of directors, including in connection with the completion of our initial business combination. Accordingly, you may not have any say in the management of our company prior to the consummation of an initial business combination.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 1C. CYBERSECURITY

Not applicable.

ITEM 2. PROPERTY

We currently maintain our executive offices at 420 Lexington Ave, Suite 2446, New York, NY 10170. The cost for our use of this space is included in the $10,000 per month fee we will pay to our sponsor for office space, utilities and secretarial and administrative services. We consider our current office space adequate for our current operations.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our units, ordinary shares and rights are each traded on the Nasdaq Global Market (“Nasdaq”) under the symbols “ATMVU,” “ATMV,” and “ATMVR”, respectively. Our units commenced public trading on December 23, 2022, and our ordinary shares and rights commenced separate trading on January 25, 2023.

Holders

As of date of this Form 10-K, we had three holders of record of our ordinary shares, one holders of record of our units and three holders of record of our rights.

Dividends

We have not paid any cash dividends on our ordinary shares to date and do not intend to pay cash dividends. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition and will be within the discretion of our board of directors. Further, if we incur any indebtedness, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

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

Use of Proceeds

On December 22, 2022, the Company consummated the initial public offering of 6,000,000 Units (the “Units” and, with respect to the Ordinary shares included in the Units sold, the “Public Shares”), including 900,000 Units that were issued pursuant to the underwriters’ exercise of their over-allotment option in full on December 29, 2022, at $10.00 per Unit, generating gross proceeds of $73,305,000.

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

On June 3, 2022, we issued an unsecured promissory note to our Sponsor (the “Promissory Note”), pursuant to which the Company could borrow up to an aggregate of $150,000 to cover expenses related to the IPO. The Promissory Note expired on the consummation of the IPO.

Transaction costs related to the issuances described above amounted to $3,734,629 consisting of $1,725,000 of underwriting fees, and $2,009,629 of other offering costs. After deducting the underwriting discounts and commissions and offering expenses, the total net proceeds from the initial public offering and the sale of the Private Placement Units $71,030,000 (or $10.20 per share sold in the initial public offering) was placed in the Trust Account.

Repurchases

None.

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

Overview

We were incorporated in the Cayman Islands on January 14, 2022 for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. While we intend to focus our search on businesses in Asia, we are not limited to a particular industry or geographic region for purposes of consummating an initial business combination. We have not selected any specific business combination target and we have not, nor has anyone on our behalf, initiated any substantive discussions, directly or indirectly, with any business combination target. We intend to effectuate our initial business combination using cash from the proceeds of this offering and the private placement of the private units, the proceeds of the sale of our securities in connection with our initial business combination, our shares, debt or a combination of cash, stock and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Results of Operations

We have not generated any revenues to date, and we will not be generating any operating revenues until the closing and completion of our initial Business Combination. Our entire activity up to December 31, 2023 has been related to our formation, the Initial Public Offering and, since the closing of the Initial Public Offering, and a search for a Business Combination target. We have, and expect to continue to generate income in the form of interest income and unrealized gains on investments held in the Trust Account. We expect to continue to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with the search for a Business Combination target.

We have neither engaged in any operations nor generated any revenues to date. Following the IPO, we will not generate any operating revenues until after completion of our initial business combination. We generate income in the form of interest income on cash and cash equivalents after the IPO. After the IPO, we expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as expenses as we conduct due diligence on prospective business combination candidates. We expect our expenses to increase substantially in connection with the search for a Business Combination target.

For the year ended December 31, 2023, we had a net income of $2,904,174, which consists of interest earned on marketable securities held in Trust Account and bank interest income of $3,580,492, offset by formation and operating costs of $676,318.

For the period from January 14, 2022 (inception) through the year ended December 31, 2022, we had a net loss of $42,578, which consists of interest earned on marketable securities held in Trust Account and bank interest income of $38,228, offset by formation and operating costs of $80,806.

Liquidity, Capital Resources, and Going Concern

On December 22, 2022, we consummated the Initial Public Offering of 6,000,000 Units and, with respect to the ordinary shares included in the Units sold, the Public Shares at $10.00 per Unit, generating gross proceeds of $60,000,000. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 390,000 Private Units at a price of $10.00 per Private Unit in a private placement to the Sponsor and EBC (365,000 private units to Sponsor and 25,000 private units to EBC), generating gross proceeds of $3,900,000.

On December 29, 2022, EBC fully exercised their over-allotment option, resulting in an additional 900,000 Units issued for an aggregate amount of $9,000,000. In connection with the EBC’s full exercise of their over-allotment option, the Company also consummated the sale of an additional 40,500 Private Units at $10.00 per Private Unit, generating total proceeds of $405,000.

Following the full exercise of over-allotment option, and the sale of the Private Units, an amount of $70,380,000 ($10.20 per Unit) was placed in the trust account. The funds held in the Trust Account may be invested in U.S. government securities with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by us. We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account, to complete our initial business combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of December 31, 2023, we had marketable securities held in the trust account of $50,880,604 (including $3,580,311 of interest income for the year ended December 31, 2023) consisting of U.S. Treasury Bills with a maturity of 185 days or less. Interest income on the balance in the trust account may be used by us to pay taxes. Through December 31, 2023, we have not withdrawn any interest earned from the trust account.

As of December 31, 2023, we had cash of $28,560. We intend to use these funds to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete an initial business combination.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2023. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Related Party Transactions

On February 7, 2022, the sponsor received 1,725,000 of the Company’s ordinary shares in exchange for $25,000 paid for deferred offering costs borne by the founder. Up to 225,000 of such founder shares are subject to forfeiture to the extent that EBC’s over-allotment is not exercised in full. As a result of EBC’s election to fully exercise their over-allotment option on December 29, 2022, no founder shares are currently subject to forfeiture.

On June 3, 2022, the Company entered into an unsecured promissory note with AlphaVest Holding LP (the “Promissory Note”), pursuant to which the Company could borrow up to an aggregate of $150,000 to cover expenses related to the IPO. The Promissory Note expired on the consummation of the IPO.

On April 18, 2023, AlphaVest Holding LP, one of our sponsors, transferred an aggregate of 1,035,000 founder shares to Peace Capital Limited, our other sponsor.

The Sponsors have agreed, subject to limited exceptions, not to transfer, assign or sell any of the Founder Shares until the earlier to occur of: (A) six months after the completion of the initial Business Combination and (B) the date on which we complete a liquidation, merger, share exchange, reorganization or other similar transaction after our initial business combination that results in all of our public shareholders having the right to exchange their ordinary shares for cash, securities or other property.

On December 21, 2023, the Company issued a promissory note to Alphavest Holding LP, one of the Sponsors, pursuant to which the Company could borrow an aggregate of $165,000 (the “Extension Note”) to cover expenses in connection with the extension of Business Combination Period. The Extension Note is unsecured, interest-free and payable on the earlier of: (i) March 22, 2024 or (ii) promptly after the date on which the Company consummates a Business Combination (such earlier date, the “Maturity Date”). Principal of this Extension Note may be drawn down from time to time prior to the Maturity Date upon written request from the Company. As of December 31, 2023, $165,000 was outstanding respectively.

On April 15, 2024, we amended and restated the Extension Note to increase the principal amount to $715,000 and extend the maturity date to the earlier of: (i) September 12, 2024 or (ii) promptly after the date of the consummation of the business combination.

As of December 31, 2023 and 2022, the amounts due to related parties were $174,837 and $9,837, respectively, which is expected to be settled upon the consummation of the business combination.

Other Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities reflected on our balance sheet.

Registration Rights

The holders of the Founder Shares, EBC founder shares, Private Placement Units will be entitled to registration rights pursuant to a registration rights agreement dated July 11, 2023 requiring the Company to register such securities for resale. Subject to certain limitations set forth in such agreement, the holders of these securities will be entitled to make up to three demands, excluding short form registration demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to completion of a Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. However, the registration rights agreement provides that the Company will not be required to effect or permit any registration or cause any registration statement to become effective until the securities covered thereby are released from their lock-up restrictions. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Business Combination Marketing Agreement

We have engaged EBC as an advisor in connection with its Business Combination to assist in holding meetings with the Company stockholders to discuss the potential Business Combination and the target business’ attributes, introduce the Company to potential investors that are interested in purchasing its securities in connection with its initial Business Combination and assist with press releases and public filings in connection with the Business Combination. The Company will pay EBC a service fee for such services upon the consummation of its initial Business Combination in an amount equal to 3.5% of the gross proceeds of the IPO. In addition, the Company will pay EBC a service fee in an amount equal to 1.0% of the total consideration payable in the initial Business Combination if it introduces the Company to the target business with whom it completes an initial Business Combination and the amount will be payable in cash and is due at the closing date of the initial Business Combination.

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have not identified any critical accounting policies or estimates.

Recent Accounting Standards

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

This information appears following Item 15 of this Report and is included herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2023, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2023, our disclosure controls and procedures were effective.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Management’s Report on Internal Controls Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) and for our assessment of the effectiveness of internal control over financial reporting. Our internal control over financial reporting is a process designed under the supervision of our Chief Executive Officer and our Chief Financial Officer, and effected by our Board, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the financial statements for external purposes in accordance with U.S. generally accepted accounting principles and includes those policies and procedures that: (1) pertain to the maintenance of records that in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management, including our Chief Executive Officer and Chief Financial Officer, has conducted an assessment regarding the effectiveness of our internal control over financial reporting as of December 31, 2023, based on the framework established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment under the criteria described above, management has concluded that our internal control over financial reporting was effective as of December 31, 2023.

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

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers

Our current directors and executive officers are as follows:

Name	Age	Position
Pengfei Zheng	36	Chairman of the Board of Directors
Yong (David) Yan	50	Chief Executive Officer and Director
Song (Steve) Jing	51	Chief Financial Officer
Shu Wang	36	Independent Director
Li (Helen) Wei	53	Independent Director
Brian Hartzband	39	Independent Director

Pengfei Zheng, our Chairman of the Board of Directors, is an experienced executive in the finance industry with significant experience in capital raising and project management. Mr. Zheng has been serving as the Chairman of Peace Capital Limited, a company principally engaged in private equity investment and asset management, since November 2021. Mr. Zheng is the founder and President of Shenzhen Guoxing Capital, a company that specializes in investments and management, since June 2015. Mr. Zheng received his bachelor’s degree in Computer Science and Technology from Xiangtan University, China in 2009. Mr. Zheng was selected to serve on the Board of Directors due to his public company and capital raising experience.

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

Brian Hartzband, our director, is a business development executive with large corporate and start-up experience. He co-founded Handcrafted 4 Home in June 2017, which is a home decor brand, specializing in handcrafted home storage products. Under his leadership, Mr. Hartzband grew the company to one of the top sellers by volume of home organization products on Wayfair.com and expanded to other large retail outlets, such as Walmart and Home Depot. Prior to founding Handcrafted 4 Home, Brian spent over 10 years in Wall Street and worked in finance for some of the largest financial institutions of the world. From January 2014 to June 2016, Mr. Hartzband worked as a Financial Advisor at Merrill Lynch, primarily responsible for managing public company executives’ stock plans and personal wealth investment strategies. From February 2008 to January 2014, Mr. Hartzband worked as a Senior Investment Associate at UBS Financial Services, where his team’s assets grew to over $125 million by developing relationships with C-Suite executives of major public companies along with international clients in China. From 2007 to March 2008 Mr. Hartzband started out at Bear Stearns (acquired by J.P. Morgan as a Marketing Assistant, primarily responsible for building and growing relationships with ultra-high net worth individuals, C-Suite executives at public companies. Mr. Hartzband holds a B.S. in Finance from Suffolk University. Mr. Hartzband was selected to serve on our board due to his extensive experience in finance.

Number and Terms of Office of Officers and Directors

We currently have five directors. Our board of directors is divided into three classes with only one class of directors being elected in each year and each class (except for those directors appointed prior to our first annual meeting of shareholders) serving a three-year term. The term of office of the first class of directors, consisting of Li (Helen) Wei and Brian Hartzband, will expire at our first annual meeting of shareholders. The term of office of the second class of directors, consisting of Yong (David) Yan, will expire at the second annual meeting of shareholders. The term of office of the third class of directors, consisting of Pengfei Zheng and Shu Wang, will expire at the third annual meeting of shareholders. We may not hold an annual meeting of shareholders until after we consummate our initial business combination.

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our Second Amended and Restated Memorandum and Articles of Association as it deems appropriate. Our Second Amended and Restated Memorandum and Articles of Association provide that our officers may consist of one or more Chairmen of the Board, one or more Chief Executive Officers, a President, a Chief Financial Officer, Vice Presidents, Secretary, Treasurer, Assistant Secretary, and such other offices as may be determined by the board of directors.

Director Independence

NASDAQ listing standards require that a majority of our board of directors be independent, subject to certain phase-in provisions. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that each of Shu Wang, Li (Helen) Wei and Brian Hartzband are “independent directors” as defined in the NASDAQ listing standards and applicable SEC rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

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

Audit Committee

Shu Wang, Li (Helen) Wei and Brian Hartzband serve as members of our audit committee, with Shu Wang serving as the Chairman of the audit committee. Under the NASDAQ listing standards and applicable SEC rules, we are required to have at least three members of the audit committee, all of whom must be independent, subject to certain phase-in provisions. Each such person meets the independent director standard under NASDAQ listing standards and under Rule 10-A-3(b)(1) of the Exchange Act.

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

Compensation Committee

Li (Helen) Wei, Shu Wang and Brian Hartzband serve as members of our compensation committee, with Li (Helen) Wei serving as the chairman of the compensation committee. Under the NASDAQ listing standards and applicable SEC rules, we are required to have at least two members of the compensation committee, all of whom must be independent, subject to certain phase-in provisions. Each such person meets the independent director standard under NASDAQ listing standards applicable to members of the compensation committee.

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

The board of directors will also consider director candidates recommended for nomination by our shareholders during such times as they are seeking proposed nominees to stand for election at the next annual meeting of shareholders (or, if applicable, a special meeting of shareholders). Our shareholders that wish to nominate a director for election to our board of directors should follow the procedures set forth in our Second Amended and Restated Memorandum and Articles of Association.

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

Code of Ethics

We adopted a Code of Ethics applicable to our directors, officers and employees. Copies of our Code of Ethics and our audit and compensation committee charters are filed as exhibits to our Registration Statement. You will be able to review these documents by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of the Code of Ethics will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

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

Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary, or contractual obligations to other entities pursuant to which such officer or director is or will be required to present business combination opportunities to such entity. Accordingly, in the future, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such opportunity to such entity. We do not believe, however, that any fiduciary duties or contractual obligations of our officers arising in the future would materially undermine our ability to complete our business combination. Our Second Amended and Restated Memorandum and Articles of Association provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue.

Our officers may not become an officer or director of any other special purpose acquisition company that publicly files a registration statement for its initial public offering before we enter into a definitive agreement regarding our initial business combination or we have failed to complete our initial business combination within 15 months from the closing of our Initial Public Offering (or up to 24 months, if we extend the time to complete a business combination as described in our Registration Statement).

Potential investors should also be aware of the following other potential conflicts of interest:

●	None of our officers or directors is required to commit his or her full time to our affairs and, accordingly, may have conflicts of interest in allocating his or her time among various business activities.
●	In the course of their other business activities, our officers and directors may become aware of investment and business opportunities which may be appropriate for presentation to us as well as the other entities with which they are affiliated. Our management may have conflicts of interest in determining to which entity a particular business opportunity should be presented.
●	Our initial shareholders have agreed to waive their redemption rights with respect to any founder shares, private shares and any public shares held by them in connection with the consummation of our initial business combination. Additionally, our initial shareholders have agreed to waive their redemption rights with respect to any founder shares and private shares held by them if we fail to consummate our initial business combination within 15 months from the closing of our Initial Public Offering (or up to 24 months, if we extend the time to complete a business combination as described in our Registration Statement). If we do not complete our initial business combination within such applicable time period, the proceeds of the sale of the private units held in the trust account will be used to fund the redemption of our public shares, and the private units and underlying securities will be worthless. The founder shares will not, subject to certain exceptions, be transferred, assigned, sold or released from escrow until six months after the date of the consummation of our initial business combination, or earlier, if, subsequent to our initial business combination, we consummate a subsequent liquidation, merger, stock exchange or other similar transaction which results in all of our shareholders having the right to exchange their shares for cash, securities or other property. Since members of our management may directly or indirectly own ordinary shares and rights following our Initial Public Offering, our officers and directors may have a conflict of interest in determining whether a particular target business is an appropriate business with which to complete our initial business combination.
●	Our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.
●	Our initial shareholders may have a conflict of interest with respect to evaluating a business combination and financing arrangements as we may obtain loans from our initial shareholders or an affiliate of our initial shareholders to finance transaction costs in connection with an intended initial business combination. Up to $150,000 of such loans may be convertible into working capital units at a price of $10.00 per unit at the option of the lender. Such working capital units would be identical to the private units sold in the private placement.

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

Accordingly, as a result of multiple business affiliations, our officers and directors may have similar legal obligations relating to presenting business opportunities meeting the above-listed criteria to multiple entities. Furthermore, our Second Amended and Restated Memorandum and Articles of Association provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue, and to the extent the director or officer is permitted to refer that opportunity to us without violating another legal obligation.

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

Limitation on Liability and Indemnification of Officers and Directors

Cayman Islands law does not limit the extent to which a company’s memorandum and articles of association may provide for indemnification of officers and directors, except to the extent any such provision may be held by the Cayman Islands courts to be contrary to public policy, such as to provide indemnification against willful default, willful neglect, civil fraud or the consequences of committing a crime. Our Second Amended and Restated Memorandum and Articles of Association provides for indemnification of our officers and directors to the maximum extent permitted by law, including for any liability incurred in their capacities as such, except through their own actual fraud, willful default or willful neglect. We entered into agreements with our directors and officers to provide contractual indemnification in addition to the indemnification provided for in our Second Amended and Restated Memorandum and Articles of Association. We expect to purchase a policy of directors’ and officers’ liability insurance that insures our officers and directors against the cost of defense, settlement or payment of a judgment in some circumstances and insures us against our obligations to indemnify our officers and directors.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all ordinary shares beneficially owned by them.

The following table is based on 7,006,329 ordinary shares outstanding at April 16, 2024. Unless otherwise indicated, it is believed that all persons named in the table below have sole voting and investment power with respect to all ordinary shares beneficially owned by them.

Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned	Approximate Percentage of Outstanding Ordinary shares
AlphaVest Holding LP (2)	851,162	12.1%
Peace Capital Limited (3)	1,276,742	18.2%
Yong (David) Yan(4)	—	—
Song (Steve) Jing(4)	—	—
Shu Wang	—	—
Li (Helen) Wei(4)	—	—
EarlyBirdCapital, Inc.	152,596	2.2%
All executive officers and directors as a group (6 individuals)(3)	2,127,904	30.4%
First Trust Merger Arbitrage Fund (4)	1,106,161	15.8%

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o AlphaVest Acquisition Corp, 420 Lexington Avenue, Room 2446, New York NY 10170.
(2)	AlphaVest Holding LP is the record holder of founder shares reported herein. AlphaVest Management LLC is the managing member of AlphaVest Holding LP and Dahe Zhang is the manager of AlphaVest Management LLC. Accordingly, Dahe Zhang is deemed to be the beneficial owner of such shares.
(3)	Peace Capital Limited is the record holder of the founder shares reported herein. Pengfei Zheng is the sole director and shareholder of Peace Capital Limited. Accordingly, he is deemed to be the beneficial owner of such shares.
(4)	Does not include any shares indirectly owned by this individual as a result of his or her partnership interest in our AlphaVest Holding LP.
(5)	According to a Schedule 13G filed with the SEC on February 14, 2024 First Trust Merger Arbitrage Fund (“VARBX”), First Trust Capital Management L.P. (“FTCM”), First Trust Capital Solutions L.P. (“FTCS”) and FTCS Sub GP LLC (“Sub GP”), as of December 31, 2023, VARBX owned 524,847 shares of the outstanding Ordinary Shares of the Issuer, while FTCM, FTCS and Sub GP collectively owned 581,314 shares of the outstanding Ordinary Shares of the Issuer..

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Founder Shares

On February 7, 2022, our sponsor acquired 1,725,000 founder shares for an aggregate purchase price of $25,000. These founder shares include an aggregate of up to 225,000 founder shares that are subject to forfeiture to the extent that the underwriters’ over-allotment option is not exercised in full or in part, so that the founder shares will represent 20% of our issued and outstanding shares after this offering (excluding the private shares and the EBC founder shares).

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

Service Arrangements

On December 22, 2022, we entered into an administrative services agreement with our Sponsor, pursuant to which the Sponsor agreed to make available to the Company certain general and administrative services, including office space, utilities and administrative services, as the Company may require from time to time. The Company has agreed to pay to the affiliate of the Sponsor $10,000 per month for such administrative services. For the year ended December 31, 2023, the Company incurred and paid $120,000 in such fees.

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

On December 21, 2023, the Company entered into the Extension Note with the Sponsor for $165,000, which was used to fund extension payments. On April 15, 2024, we amended and restated the Extension Note to increase the principal amount to $715,000 and extend the maturity date to the earlier of: (i) September 12, 2024 or (ii) promptly after the date of the consummation of the business combination.

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

In addition, in order to finance transaction costs in connection with an intended initial business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required on a non-interest basis. If we complete an initial business combination, we would repay such loaned amounts. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into units of the post business combination entity at a price of $10.00 per unit at the option of the lender. The units would be identical to the private placement units. Except as set forth above, the terms of such loans, if any, have not been determined and no written agreements.

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

Director Independence

Nasdaq listing standards require that a majority of our board of directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that Li Wei, Shu Wang and Brian Hartzband are “independent directors” as defined in Nasdaq listing standards and applicable SEC rules. Our independent directors have regularly scheduled meetings at which only independent directors are present.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The firm of UHY LLP, or UHY, currently acts as our independent registered public accounting firm. The following is a summary of fees paid to UHY for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by UHY in connection with regulatory filings. The aggregate fees billed by UHY for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the year ended December 31, 2023 and for the period from January 14, 2022 (inception) through December 31, 2022 totaled $112,867 and $150,570, respectively.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay UHY for consultations concerning financial accounting and reporting standards for the year ended December 31, 2023 and for the period from January 14, 2022 (inception) through December 31, 2022.

Tax Fees. For the year ended December 31, 2023 and for the period from January 14, 2022 (inception) through December 31, 2022, our independent registered public accounting firms did not render services to us for tax compliance, tax advice and tax planning.

All Other Fees. For the year ended December 31, 2023 and for the period from January 14, 2022 (inception) through December 31, 2022, there were no fees billed for products and services provided by our independent registered public accounting firm other than those set forth above.

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS, AND SCHEDULES

(a)	The following documents are filed as part of this report:

Exhibit No.	Description
1.1	Underwriting Agreement, dated December 19, 2022, by and between the Company and EarlyBirdCapital, Inc., as representative of the underwriters. (incorporated by reference to Exhibit 1.1 to our Current Report on Form 8-K, filed with the SEC on December 22, 2022).
2.1	Business Combination Agreement dated as of August 11, 2023, by and among AlphaVest Acquisition Corp, AV Merger Sub, and Wanshun Technology Industrial Group Limited. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the SEC on August 17, 2023).
2.2	Termination, dated as of March 18, 2024, delivered by AlphaVest Acquisition Corp (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the SEC on August 22, 2023).
3.1	Memorandum and Articles of Association. (incorporated by reference to Exhibit 3.1 to our Registration Statement (No. 333-268188) filed with the SEC on December 13, 2022).
3.2	Amended and Restated Memorandum and Articles of Association. (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K, filed with the SEC on December 22, 2022).
3.3	Second Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K, filed with the SEC on December 28, 2023).
4.1	Specimen Unit Certificate. (incorporated by reference to Exhibit 4.1 to our Registration Statement (No. 333-268188) filed with the SEC on December 13, 2022).
4.2	Specimen Ordinary Share Certificate. (incorporated by reference to Exhibit 4.2 to our Registration Statement (No. 333-268188) filed with the SEC on December 13, 2022).
4.3	Specimen Rights Certificate(incorporated by reference to Exhibit 4.3 to our Registration Statement (No. 333-268188) filed with the SEC on December 13, 2022).
4.4	Rights Agreement, dated December 19, 2022, by and between the Company and Continental Stock Transfer & Trust Company, as rights agent. (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K, filed with the SEC on December 22, 2022).
4.5	Description of Securities (incorporated by reference to Exhibit 4.5 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 31, 2023).
10.1	Promissory Note, dated June 3, 2022, issued to AlphaVest Management LLC. (incorporated by reference to Exhibit 10.1 to our Registration Statement (No. 333-268188) filed with the SEC on December 13, 2022).
10.2	Letter Agreement, dated December 19, 2022, by and among the Company, its executive officers, its directors and AlphaVest Holding LP. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed with the SEC on December 22, 2022).
10.3	Investment Management Trust Agreement, dated December 19, 2022, by and between the Company and Continental Stock Transfer & Trust Company, as trustee. (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, filed with the SEC on December 22, 2022).
10.4	Registration Rights Agreement, dated December 19, 2022, by and among the Company, AlphaVest Holding, LP and EarlyBirdCapital, Inc. (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K, filed with the SEC on December 22, 2022).
10.5	Securities Subscription Agreement, between the Registrant and the Sponsor dated February 7, 2022. (incorporated by reference to Exhibit 10.5 to our Registration Statement (No. 333-268188) filed with the SEC on December 13, 2022).
10.6	Securities Subscription Agreement, between the Registrant and EarlyBirdCapital, Inc. dated July 11, 2022. (incorporated by reference to Exhibit 10.6 to our Registration Statement (No. 333-268188) filed with the SEC on December 13, 2022).
10.7	Private Placement Unit Purchase Agreement, dated December 19, 2022, by and between the Company and AlphaVest Holding LP (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K, filed with the SEC on December 22, 2022).

10.8	Private Placement Units Purchase Agreement, dated December 19, 2022, by and between the Company and EarlyBirdCapital, Inc. (incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K, filed with the SEC on December 22, 2022).
10.9	Form of Indemnity Agreement. (incorporated by reference to Exhibit 10.9 to our Registration Statement (No. 333-268188) filed with the SEC on December 13, 2022).
10.10	Administrative Services Agreement, dated December 19, 2022, by and between the Company and AlphaVest Holding, LP. (incorporated by reference to Exhibit 10.8 to our Current Report on Form 8-K, filed with the SEC on December 22, 2022).
10.11	Share Escrow Agreement, dated December 19, 2022, by and among the Company, Continental Stock Transfer & Trust Company and the initial shareholders party thereto. (incorporated by reference to Exhibit 10.6 to our Current Report on Form 8-K, filed with the SEC on December 22, 2022).
10.12	A Business Combination Marketing Agreement, dated December 19, 2022, by and between the Company and EarlyBirdCapital, Inc. (incorporated by reference to Exhibit 10.7 to our Current Report on Form 8-K, filed with the SEC on December 22, 2022)
10.13

Amendment to the Investment Management Trust Agreement, dated December 21, 2023, by and between AlphaVest Acquisition Corp and Continental Stock Transfer & Trust Company. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed with the SEC on December 28, 2023).

10.14

Sponsor Support Agreement dated as of August 11, 2023, by and among AlphaVest Acquisition Corpm Wanshun Technology Industrial Group Limited, AlphaVest Holding LP and the Insiders party thereto (incorporated by reference to Exhibit10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on August 17, 2023).

10.15	Shareholder Support Agreement dated as of August 11, 2023, by and among AlphaVest Acquisition Corp, Wanshun Technology Industrial Group Limited and certain shareholders of Wanshun Technology Industrial Group Limited(incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on August 17, 2023).
10.16	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on August 17, 2023).
10.17	Form of Company Lock-up Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the SEC on August 17, 2023).
10.18**	Amended and Restated Promissory Note dated April 15, 2024 by and between AlphaVest Acquisition Corp and AlphaVest Holding, LP.
14.1	Form of Code of Ethics. (incorporated by reference to Exhibit 14.1 to our Registration Statement (No. 333-268188) filed with the SEC on December 13, 2022).
21.1**	List of Subsidiaries
31.1**	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2**	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1***	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.
32.2***	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.
97.1**	AlphaVest Acquisition Corporation Clawback Policy.
101.INS**	Inline XBRL Instance Document (The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document)
101.SCH**	Inline XBRL Taxonomy Extension Schema
101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE* 104**	Inline XBRL Taxonomy Extension Presentation Linkbase Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Previously filed.
**	Filed herewith.
***	Furnished herewith.

Item 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, as amended, the registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the Cayman Islands, on the 16th day of April, 2024.

ALPHAVEST ACQUISITION CORP

By:	/s/ Yong (David) Yan
Name:	Yong (David) Yan
Title:	Principal Executive Officer

Pursuant to the requirements of the Securities Act of 1933, as amended, this Annual Report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Position	Date

/s/ Yong (David) Yan	Principal Executive Officer and Director	April 16, 2024
Yong (David) Yan	(Principal Executive Officer)

/s/ Song (Steve) Jing	Principal Financial Officer	April 16, 2024
Song (Steve) Jing	(Principal Financial Officer and Principal Accounting Officer)

/s/ Pengfei Zheng	Chairman	April 16, 2024
Pengfei Zheng

ALPHAVEST ACQUISITION CORP

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Shareholder of AlphaVest Acquisition Corp

Opinion on the Financial Statements

We have audited the accompanying balance sheets of AlphaVest Acquisition Corp (the Company) as of December 31, 2023, and 2022, and the related statements of operations, changes in shareholder’s (deficit) equity, and cash flows for the year ended December 31, 2023 and for the period January 14, 2022 (inception) through December 31, 2022, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and 2022, and the results of its operations and its cash flows for the year ended December 31, 2023 and for the period January 14, 2022 (inception) through December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has no revenue, its business plan is dependent on the completion of a business combination and the Company must liquidate if the business combination is not consummated within a specific period. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 1 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB and in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ UHY LLP

We have served as the Company’s auditor since 2022.

New York, New York

April 16, 2024

ALPHAVEST ACQUISITION CORP

BALANCE SHEETS

	December 31, 2023	December 31, 2022

ASSETS
Current assets:
Cash	$28,560	$659,035
Prepaid expenses	34,573	82,771
Total current assets	63,133	741,806
Prepaid expenses – Non-current	-	32,380
Marketable securities held in trust account	50,880,604	70,418,228
Total Assets	$50,943,737	$71,192,414

LIABILITIES, REDEEMABLE ORDINARY SHARES, ORDINARY SHARES, AND SHAREHOLDERS’ (DEFICIT) EQUITY
Current Liabilities:
Accounts Payable and accrued offering costs and expenses	$213,118	$248,034
Due to related party	9,837	9,837
Promissory Note – related party	165,000	-
Total Current Liabilities	387,955	257,871

Total Liabilities	379,955	257,871

Commitments and contingencies:
Ordinary shares subject to possible redemption (4,725,829 shares at $10.77 and 6,900,000 shares at $10.20 per share as of December 31, 2023 and 2022, respectively)	50,880,604	70,380,000

Shareholders’ (Deficit) Equity:
Preference Shares, $0.0001 par value; 2,000,000 shares authorized; none issued and outstanding as of December 31, 2023 and 2022, respectively	-	-
Ordinary Shares, $0.0001 par value; 200,000,000 shares authorized; 2,280,500 shares issued and outstanding as of December 31, 2023 and 2022, respectively	228	228
Additional paid-in capital	-	596,893
Accumulated deficit	(325,050)	(42,578)
Total Shareholders’ (Deficit) Equity	(324,822)	554,543
Total Liabilities, Redeemable Ordinary Shares, and Shareholders’ (Deficit) Equity	$50,943,737	$71,192,414

The accompanying notes are an integral part of these financial statements.

ALPHAVEST ACQUISITION CORP

STATEMENTS OF OPERATIONS

	For the Year Ended December 31, 2023	For the Period from January 14, 2022 (Inception) Through December 31, 2022
Formation and operating costs	$676,318	$80,806
Loss from operations	(676,318)	(80,806)

Other Income:
Interest income on investments held in trust account	3,580,311	38,228
Bank interest income	181	-
Total other income	3,580,492	38,228

Net income (loss)	$2,904,174	$(42,578)

Weighted average ordinary shares outstanding, ordinary shares subject to possible redemption	6,870,217	191,159
Basic and diluted net income per share, ordinary shares subject to redemption	$0.45	$0.16
Weighted average ordinary shares outstanding, ordinary shares, non-redeemable	2,280,500	1,862,261
Basic and diluted net loss per share, ordinary shares, non-redeemable	$(0.09)	$(0.04)

The accompanying notes are an integral part of these financial statements.

ALPHAVEST ACQUISITION CORP

STATEMENTS OF CHANGES IN SHAREHOLDERS’ (DEFICIT) EQUITY

FOR THE PERIOD FROM JANUARY 14, 2022 (INCEPTION) THROUGH DECEMBER 31, 2023

	Ordinary shares	Amount	Additional paid-in capital	Accumulated deficit	Total shareholders’ equity
Balance as of January 14, 2022 (inception)	-	$-	$-	$-	$-
Ordinary shares issued to Sponsor	1,725,000	173	24,827	-	25,000

Ordinary shares issued to Underwriter	125,000	12	1,738	-	1,750
Sale of 390,000 private units	390,000	39	3,899,961	-	3,900,000
Sale of 40,500 private units	40,500	4	404,996	-	405,000
Offering costs	-	-	(3,734,629)		(3,734,629)
Net loss	-	-	-	(42,578)	(42,578)
Balance as of December 31, 2022	2,280,500	228	$596,893	$(42,578)	$554,543
Accretion for ordinary shares subject to redemption amount (interest income)	-	-	(596,893)	(3,021,646)	(3,618,539)
Accretion for ordinary shares subject to redemption amount (extension deposit)	-	-	-	(165,000)	(165,000)
Net income	-	-	-	2,904,174	2,904,174

Balance as of December 31, 2023	2,280,500	$228	$-	$(325,050)	$(324,822)

The accompanying notes are an integral part of these financial statements.

ALPHAVEST ACQUISITION CORP

STATEMENTS OF CASH FLOWS

	For the Year Ended December 31, 2023	For the Period from January 14, 2022 (inception) through December 31, 2022
Cash flows from operating activities:
Net income (loss)	$2,904,174	(42,578)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Trust investment income	(3,580,311)	(38,228)
Changes in operating assets and liabilities:
Prepaid expense	80,578	(115,152)
Accounts payable and accrued offering costs and expenses	(34,916)	161,121
Due to related party	-	34,837
Net cash used in operating activities	(630,475)	-

Cash flows from investing activities:
Cash withdrawn from trust account in connection with redemption	23,282,936	-
Cash deposited to trust account	(165,000)	(70,380,000)
Net cash provided by (used in) investing activities	23,117,936	(70,380,000)

Cash flows from financing activities:
Proceeds from sale of ordinary shares to initial shareholders	-	1,750
Proceeds from initial public offering	-	58,500,000
Proceeds from private placement	-	3,900,000
Proceeds from over-allotment and private placement, net of underwriters’ discount	-	9,180,000
Payments of offering costs and other fees	-	(542,715)
Redemption of ordinary shares	(23,282,936)	-
Proceeds from promissory note - related party	165,000	-
Net cash (used in) provided by financing activities	(23,117,936)	71,039,035

Net change in cash	(630,475)	659,035
Cash at beginning of period	659,035	-
Cash at end of period	$28,560	659,035

Supplemental disclosure of noncash investing and financing activities
Accretion for ordinary shares subject to redemption amount	$3,580,311	$38,228
Deferred offering costs paid by Sponsor in exchange for issuance of ordinary shares	$-	$25,000

The accompanying notes are an integral part of these financial statements.

ALPHAVEST ACQUISITION CORP

NOTES TO THE FINANCIAL STATEMENT

NOTE 1 —ORGANIZATION AND BUSINESS OPERATIONS

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

As of December 31, 2023, the Company had not commenced any operations. All activity through December 31, 2023 relates to the Company’s formation and the initial public offering (“IPO”), which is described below, and subsequent to the IPO, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion an initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.

The registration statement for the Company’s IPO (the “Registration Statement”) was declared effective on December 19, 2022. On December 22, 2022, the Company consummated the IPO of 6,000,000 units, (“Units” and, with respect to the ordinary shares included in the Units being offered, the “Public Shares”), generating gross proceeds of $60,000,000, which is described in Note 3, and the sale of 390,000 Units (the “Private Placement Units”) at a price of $10.00 per Private Placement Unit in private placements to AlphaVest Holding LP (the “Sponsor”) that was closed simultaneously with the IPO.

Following the closing of the IPO on December 22, 2022, an amount of $61,200,000 ($10.20 per Unit) from the net proceeds of the sale of the Units in the IPO and the Private Placement (as defined in Note 4) was placed in the trust account. The funds held in the trust account may be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination or (ii) the distribution of the trust account, as described below.

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

As of December 31, 2023, transaction costs related to the issuances described above amounted to $3,734,629 consisting of $1,725,000 of underwriting fees, $629,929 of other offering costs, and $1,425,000 to trust account. These costs were charged to additional paid-in capital or accumulated deficit to the extent additional paid-in capital is fully depleted upon completion of the IPO.

The Company will have until the last Extended Date, December 22, 2024 to consummate a Business Combination (the “Combination Period”). However, if the Company has not completed a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned and not previously released to us to pay our taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then issued and outstanding Public Shares, which redemption will completely extinguish the rights of the Public Shareholders as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining Public Shareholders and its Board of Directors, liquidate and dissolve, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

Extension

On December 21, 2023, the Company held a special meeting of shareholders, at which the Company’s shareholders approved (i) an amendment to the Company’s amended and restated certificate of incorporation (the “Extension Amendment”) and (ii) an amendment (the “Trust Agreement Amendment”) to the Investment Management Trust Agreement, dated December 19, 2022, with Continental Stock Transfer & Trust Company. Pursuant to the Trust Agreement Amendment, the Company has extended the date by which it has to complete a business combination from December 22, 2023 (the “Termination Date”) up to 10 times, with the first extension comprised of three months, and the subsequent 9 extensions comprised of one month each from the Termination Date, or extended date, as applicable, to December 22, 2024. In connection with the shareholders’ vote at the special meeting, an aggregate of 2,174,171 shares with redemption value of approximately $23,282,936 (approximately $10.71 per share) of the Company’s ordinary shares were tendered for redemption.

On December 21, 2023, the Company issued a promissory note to Alphavest Holding LP, one of the Sponsors, pursuant to which the Company could borrow an aggregate of $165,000 (the “Extension Note”) to cover expenses in connection with the extension of Business Combination Period. Principal of this Extension Note may be drawn down from time to time prior to the Maturity Date upon written request from the Company. As of December 31, 2023, $165,000 was outstanding respectively.

On December 26, 2023, AlphaVest Holding LP, one of our Sponsor, deposited $165,000 into the trust account to extend the Business Combination Period from December 22, 2023 to March 22, 2024.

On March 21, 2024, the Sponsor deposited $55,000 into the trust account to extend the Business Combination Period from March 22, 2024 to April 22, 2024. Accordingly, the Company now has until April 22, 2024 to complete its Business Combination.

On April 15, 2024, the Company amended and restated the Extension Note with AlphaVest Holding LP to increase the principal amount to $715,000 and extend the maturity date to the earlier of : (i) September 12, 2024 or (ii) promptly after the date of the consummation of the business combination.

Proposed Business Combination

On August 11, 2023, the Company (at and after the Merger Effective Date, “PubCo”) entered into a business combination agreement (the “Business Combination Agreement”) with AV Merger Sub, a Cayman Islands exempted company and a direct wholly owned subsidiary of the Company (“Merger Sub”), and Wanshun Technology Industrial Group Limited, a Cayman Islands exempted company (“Wanshun”).

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

On the Merger Effective Date (as defined in the Business Combination Agreement), by virtue of the Merger and without any action on the part of Wanshun or any shareholders of Wanshun (“Wanshun Shareholders”), (i) every issued and outstanding common stock of Wanshun (each, a “Company Common Stock”), other than Dissenting Company Shares (as defined in the Business Combination Agreement) and treasury shares owned by Wanshun, shall be exchanged into such number of common stocks of PubCo (“PubCo Ordinary Shares”) equal to $300,000,000 (less any amounts properly owned to holders of dissenting Company Ordinary Shares) divided by $10.00 and divided by the number of Company Ordinary Shares issued and outstanding as of immediately prior to the Merger Effective Date; (ii) if there are any issued shares of Wanshun owned by Wanshun as treasury shares, such shares shall be canceled and extinguished without any conversion thereof or payment therefor; (iii) all common stocks of Merger Sub issued and outstanding immediately prior to the Merger Effective Date shall be converted into an equal number of Company Ordinary Shares, as the surviving company after the Merger.

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

On March 18, 2024, the Company delivered to Wanshun a Notice of Termination of Business Combination (the “Termination”), in which the Business Combination Agreement was terminated pursuant to Section 8.1(e) of the Business Combination Agreement. The termination of the Business Combination Agreement is effective as of March 18, 2024.

As a result of the termination of the Business Combination Agreement, the Business Combination Agreement is void and there is no liability under the Business Combination Agreement on the part of any party thereto, except as set forth in the Termination, and each of the transaction agreements entered into in connection with the Business Combination Agreement, including, but not limited to, the Sponsor Support Agreement, dated as of August 11, 2023, by and among the Company, Wanshun, AlphaVest Holding LP (“Sponsor”), and the insiders thereto, and the Shareholder Support Agreement, dated as of August 11, 2023, by and among the Company, Wanshun, and certain shareholders of Wanshun. Pursuant to Section 8.2(b) of the Business Combination Agreement, Wanshun shall remit a termination fee to Sponsor as soon as reasonably practicable.

For additional information regarding the Transactions, the Business Combination Agreement, Notice of Termination of Business Combination and Wanshun, see the Current Reports on Form 8-K filed by the Company with the SEC on August 14, 2023, August 17, 2023 and March 25, 2024.

Going Concern Consideration and Management Liquidity Plans

As of December 31, 2023, the Company had cash of $28,560 and working capital deficit of $(324,822). Subsequent to the consummation of the IPO, the Company expects to continue to incur significant professional costs to remain as a publicly traded company and to incur significant transaction costs in pursuit of the consummation of a Business Combination. The Company expects that it will need additional capital to satisfy its needs for paying these costs. Although certain of the Company’s initial shareholders or their affiliates may loan the Company funds, there’s no guarantee that the Company will receive such funds.

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

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the SEC.

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had a cash balance of $28,560 and $659,035 as of December 31, 2023 and 2022, respectively.

Investments Held in Trust Account

The Company’s portfolio of investments held in the trust account is comprised of investments only in U.S. government securities with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. The Company’s investments held in the trust account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in trust account are included in interest earned on marketable securities held in trust account in the accompanying statements of operations. The estimated fair value of investments held in the trust account is determined using available market information. As of December 31, 2023 and 2022, the trust account had balance of $50,880,604 and $70,418,228, respectively. The interest earned from the trust account totaled $3,580,311 for the year ended December 31, 2023 and $38,228 for the period from January 14, 2022 (inception) through December 31, 2022, which were fully reinvested into the trust account as earned and unrealized gain on investments and therefore presented as an adjustment to the operating activities in the Statement of Cash Flows.

Offering Costs

Offering costs of $3,734,630 consist of legal, accounting, and other costs (including underwriting discounts and commissions) incurred through the balance sheet date that are directly related to the IPO and that were charged to shareholders’ equity upon the completion of the IPO.

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

Net Income (Loss) per Ordinary Shares

The Company complies with accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. The statements of operations include a presentation of income (loss) per redeemable share and income (loss) per non-redeemable share following the two-class method of income per share. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable shares and non-redeemable shares and the undistributed income (loss) is calculated using the total net loss less any dividends paid. The Company then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable shares. Any remeasurement of the accretion to redemption value of the common shares subject to possible redemption was considered to be dividends paid to the public shareholders. As of December 31, 2023, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted income (loss) per share is the same as basic income (loss) per share for the period presented.

The net income (loss) per share presented in the statements of operations is based on the following:

BASIC AND DILUTED

	For the Year Ended December 31, 2023		For the Period from January 14, 2022 (Inception) Through December 31, 2022
	Redeemable	Non-Redeemable	Redeemable	Non-Redeemable
Particulars	Shares	Shares	Shares	Shares
Basic and diluted net income/(loss) per share:
Weighted-average shares outstanding	6,870,217	2,280,500	191,159	1,862,261
Ownership percentage	75%	25%	9%	91%
Numerators:
Allocation of net loss including accretion of temporary equity	(631,513)	(209,624)	(7,523)	(73,284)
Interest earned on investment held in trust account	3,580,311	-	38,228	-
Accretion of temporary equity to redemption value (extension deposit)	165,000	-	-	-
Allocation of net income/(loss)	3,113,798	(209,624)	(30,705)	(73,284)
Denominators:
Weighted-average shares outstanding	6,870,217	2,280,500	191,159	1,862,261
Basic and diluted net income/(loss) per share	0.45	(0.09)	0.16	(0.04)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurement,” approximates the carrying amounts represented in the balance sheet, primarily due to their short-term nature.

Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance enumerated in ASC 480 “Distinguishing Liabilities from Equity”. Ordinary shares subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares is classified as stockholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at December 31, 2023 and December 31, 2022, the ordinary shares subject to possible redemption in the amount of $50,880,604 and $70,380,000, respectively, are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

At December 31, 2023, the ordinary shares reflected in the balance sheets are reconciled in the following table:

Gross Proceeds	$69,000,000
Less:
Cash to the operating account	(657,285)
Underwriting expenses	(1,725,000)
Other offering expenses	(263,675)
Amount held back for Sponsor portion of risk capital in event of full exercise of the over-allotment	(279,040)
Plus:
Private Placement	4,305,000

Ordinary Shares subject to possible redemption, December 31, 2022	$70,380,000
Less:
Withdrawn in connection with redemption	(23,282,936)
Plus:
Accretion for ordinary shares subject to redemption (income earned on investment held in trust account)	3,618,540
Accretion for ordinary shares subject to redemption (extension deposit)	165,000

Ordinary shares subject to possible redemption, December 31, 2023	$50,880,604

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

NOTE 3 — INITIAL PUBLIC OFFERING

Pursuant to the IPO, the Company sold 6,000,000 Units at a price of $10.00 per Unit. Each Unit consists of one share of ordinary shares and one right to receive one-tenth (1/10) of one Ordinary shares upon the consummation of the Company’s initial business combination one right (“Public Right”). Ten Public Rights will entitle the holder to one share of ordinary shares (see Note 7). We will not issue fractional shares and only whole shares will trade, so unless you purchase units in multiple of tens, you will not be able to receive or trade the fractional shares underlying the rights. On December 29, 2022, EBC fully exercised their over-allotment option, resulting in an additional 900,000 Units issued for an aggregate amount of $9,000,000. See Note 1 for further details.

NOTE 4 — PRIVATE PLACEMENTS

Simultaneously with the closing of the IPO, the Company consummated the private sale of 390,000 Private Placement Units. Each Unit consists of one share of ordinary shares and one right to receive one-tenth (1/10) of one share of Ordinary shares upon the consummation of the Company’s initial business combination (“Private Right”). The proceeds from the sale of the Private Placement Units were added to the net proceeds from the IPO held in the trust account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Units held in the trust account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law). The Private Placement Units (including the underlying securities) will not be transferable, assignable, or salable until the completion of a Business Combination, subject to certain exceptions.

In connection with EBC’s full exercise of their over-allotment option, the Company also consummated the sale of an additional 40,500 Private Units at $10.00 per Private Unit, generating total proceeds of $405,000.

NOTE 5 — RELATED PARTIES

On February 7, 2022, the sponsor received 1,725,000 of the Company’s ordinary shares in exchange for $25,000 paid for deferred offering costs borne by the founder. Up to 225,000 of such founder shares are subject to forfeiture to the extent that EBC’s over-allotment is not exercised in full. As a result of EBC’s election to fully exercise their over-allotment option on December 29, 2022, no founder shares are currently subject to forfeiture.

On April 18, 2023, AlphaVest Holding LP, one of our sponsors, transferred an aggregate of 1,035,000 founder shares to Peace Capital Limited, our other sponsor.

The Sponsors have agreed, subject to limited exceptions, not to transfer, assign or sell any of the Founder Shares until the earlier to occur of: (A) six months after the completion of the initial Business Combination and (B) the date on which we complete a liquidation, merger, share exchange, reorganization or other similar transaction after our initial business combination that results in all of our public shareholders having the right to exchange their ordinary shares for cash, securities or other property.

On December 21, 2023, Alphavest Holding LP, one of the Sponsors, agreed to loan the Company $165,000 (the “Extension Note”) to cover expenses in connection with the extension of Business Combination Period from December 22, 2023 to March 22, 2024. The Extension Note is unsecured, interest-free and payable on the earlier of: (i) March 22, 2024 or (ii) promptly after the date on which the Company consummates a Business Combination (such earlier date, the “Maturity Date”). The Company may request, from time to time, up to $715,000 in drawdowns under this Extension Note to be used for extension payments related to the Company’s Business Combination. Principal of this Extension Note may be drawn down from time to time prior to the Maturity Date upon written request from the Company. On April 15, 2024, we amended and restated the Promissory Note to increase the principal amount to $715,000 and extend the maturity date to the earlier of: (i) September 12, 2024 or (ii) promptly after the date of the consummation of the business combination. As of December 31, 2023, $165,000 was outstanding respectively.

As of December 31, 2023 and 2022, the amounts due to related parties were $174,837 and $9,837, respectively, which is expected to be settled upon the consummation of the business combination.

Administrative Services Agreement

Commencing on the date the Units are first listed on the Nasdaq, the Company has agreed to pay TenX Global Capital LP a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the year ended December 31, 2023, the Company incurred $120,000 in fees for these services with outstanding amount of $13,871. For the period from January 14, 2022 (inception) through December 31, 2022, the Company incurred $3,871 in fees for these services.

Promissory Note — Related Party

On June 3, 2022, the Company issued an unsecured promissory note to the Sponsor (the “Promissory Note”), pursuant to which the Company could borrow up to an aggregate of $150,000 to cover expenses related to the IPO. The Promissory Note expired on the consummation of the IPO.

On December 21, 2023, Alphavest Holding LP, one of the Sponsor, agreed to loan the Company $165,000 (as amended and restated, the “Extension Note”) to cover expenses in connection with extensions of Business Combination Period. The Extension Note is unsecured, interest-free and payable on the earlier of: (i) March 22, 2024 or (ii) promptly after the date on which the Company consummates a Business Combination (such earlier date, the “Maturity Date”). The Company may request, from time to time, up to $715,000 in drawdowns under this Extension Note to be used for extension payments related to the Company’s Business Combination. Principal of this Extension Note may be drawn down from time to time prior to the Maturity Date upon written request from the Company. As of December 31, 2023, $165,000 were outstanding respectively.

On March 12, 2024, the Company issued a promissory note to TenX Global Capital LP (the “Promissory Note”), pursuant to which the Company could borrow up to an aggregate of $400,000. The entire unpaid principal balance of this Note shall be payable on the earlier of: (i) September 12, 2024 (six (6) months from the issuing of this Note) or (ii) promptly after the date on which Maker consummates an initial business combination (a “Business Combination”) (such earlier date, the “Maturity Date”) (as described in its initial public offering prospectus dated December 19, 2022 (the “Prospectus”)).

On April 15, 2024, the Company amended and restated the Extension Note with AlphaVest Holding LP to increase the principal amount to $715,000 extend the maturity date to the earlier of : (i) September 12, 2024 or (ii) promptly after the date of the consummation of the business combination.

Website Service

On February 22, 2023 the Company has agreed to pay TenX Global Capital LP a total of $784 for annual website service. For the year ended December 31, 2023, the Company incurred $784 in fees for these services. For the period from January 14, 2022 (inception) through December 31, 2022, the Company did not incur any fees for these services.

Note 6 — Commitments and Contingency

Registration Rights

The holders of the Founder Shares, ordinary shares issued to EBC, Private Placement Units and Units that may be issued upon conversion of Working Capital Loans (and all underlying securities) will be entitled to registration rights pursuant to a registration rights agreement signed prior to or on the effective date of Proposed Public Offering requiring the Company to register such securities for resale. The holders of these securities will be entitled to make up to three demands, excluding short form registration demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to completion of a Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. However, the registration rights agreement provides that the Company will not be required to effect or permit any registration or cause any registration statement to become effective until the securities covered thereby are released from their lock-up restrictions. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

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

Business Combination Marketing Agreement

The Company has engaged EBC as an advisor in connection with its Business Combination to assist in holding meetings with the Company stockholders to discuss the potential Business Combination and the target business’ attributes, introduce the Company to potential investors that are interested in purchasing its securities in connection with its initial Business Combination and assist with press releases and public filings in connection with the Business Combination. The Company will pay EBC a cash fee for such services upon the consummation of its initial business combination in an amount equal to 3.5% of the gross proceeds of the IPO, or $2,415,000 in aggregate. In addition, the Company will pay EBC a cash fee in an amount equal to 1.0% of the total consideration payable in the initial Business Combination if it introduces the Company to the target business with whom it completes an initial Business Combination.

Note 7 – Shareholders’ Equity

Preference Shares — The Company is authorized to issue 2,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2023, there were no shares of preference shares issued or outstanding.

Ordinary Shares — The Company is authorized to issue 200,000,000 ordinary shares with a par value of $0.0001 per share Holders of ordinary shares are entitled to one vote for each share.

On February 7, 2022, the Sponsor received 1,725,000 shares of the Company’s ordinary shares in exchange for $25,000 paid for deferred offering costs borne by the Founder. Out of the 1,725,000 ordinary shares, an aggregate of up to 225,000 ordinary shares were subject to forfeiture to the extent that the over-allotment option is not exercised in full or in part so that the number of Founder Shares will equal 20% of the Company’s issued and outstanding ordinary shares after the Public Offering (excluding Private Shares)

On July 11, 2022, EBC received an aggregate of 125,000 ordinary shares (“EBC Founder Shares”) for an aggregate purchase price of $1,750, or approximately $0.014 per share. The Company estimated the fair value of the EBC founder shares to be $1,812 based upon the price of the founder shares issued to the Sponsor. The holders of the EBC founder shares have agreed not to transfer, assign or sell any such shares until the completion of a Business Combination. In addition, the holders have agreed (i) to waive their conversion rights (or right to participate in any tender offer) with respect to such shares in connection with the completion of a Business Combination and (ii) to waive their rights to liquidating distributions from the trust account with respect to such shares if the Company fails to complete a Business Combination within the Combination Period.

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

As of December 31, 2023 and 2022, there were 2,280,500 ordinary shares issued and outstanding, excluding 4,725,829 shares and 6,900,000 of ordinary shares subject to possible redemption which are presented as temporary equity as of December 31, 2023 and 2022, respectively.

Rights — Except in cases where the Company is not the surviving company in a business combination, each holder of a right will automatically receive one-tenth (1/10) of one share of ordinary shares upon consummation of a Business Combination. The Company will not issue fractional shares in connection with an exchange of rights. Fractional shares will either be rounded down to the nearest whole share or otherwise addressed in accordance with the applicable provisions of Cayman law. In the event the Company is not the surviving company upon completion of the Business Combination, each holder of a right will be required to affirmatively convert his, her or its rights in order to receive the one-tenth (1/10) of one ordinary shares underlying each right upon consummation of the Business Combination. If the Company is unable to complete a Business Combination within the required time period and the Company redeems the public shares for the funds held in the trust account, holders of rights will not receive any of such funds for their rights and the rights will expire worthless.

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2023 and December 31, 2022. and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

Date	Trading Securities	Level	Fair Value
December 31, 2023	Marketable securities held in the trust account	1	$50,880,604

December 31, 2022	Marketable securities held in the trust account	1	$70,418,228

NOTE 9 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were available to be issued. Based upon this review, the Company determined that there were no significant unrecognized events except for the below:

On March 11, 2024, the Company was contacted by the staff (the “Staff”) of The Nasdaq Stock Market LLC (“Nasdaq”). The Staff notified the Company that it was not in compliance with the Nasdaq continuing listing standard following the termination of the phase-in period provided under Nasdaq Listing Rule 5615(b)(1) and 5605(c)(2)(A) regarding the composition of the Company’s Board of Directors (the “Board”) and the Audit Committee, respectively, because a majority of the Board was not comprised of independent directors and the Audit Committee was not comprised of at least three independent directors. The Company believes that following the appointments described herein, that the Company is now compliant with Nasdaq Listing Rule 5615(b)(1) and 5605(c)(2)(A), respectively.

On March 12, 2024, the Company issued a promissory note to TenX Global Capital LP (the “Promissory Note”), pursuant to which the Company could borrow up to an aggregate of $400,000. The entire unpaid principal balance of this Note shall be payable on the earlier of: (i) September 12, 2024 (six (6) months from the issuing of this Note) or (ii) promptly after the date on which Maker consummates an initial business combination (a “Business Combination”) (such earlier date, the “Maturity Date”) (as described in its initial public offering prospectus dated December 19, 2022 (the “Prospectus”)).

On March 15, 2024, Brian Hartzband was appointed to the Board as a Class I director with his initial term expiring at the Company’s first annual meeting of stockholders. The Board has determined that Mr. Hartzband is an independent director under the Nasdaq Stock Market Rules. Mr. Hartzband entered into the Company’s standard indemnification agreement for directors. Mr. Hartzband was also appointed as a member of the Audit Committee and as a member of the Compensation Committee.

On March 18, 2024, the Company delivered to Wanshun a notice of Termination of Business Combination, in which the Business Combination Agreement was terminated pursuant to Section 8.1(e) of the Business Combination Agreement. The termination of the Business Combination Agreement is effective as of March 18, 2024. For additional information regarding the Transactions, the Business Combination Agreement, Notice of Termination of Business Combination and Wanshun, see the Current Reports on Form 8-K filed by the Company with the SEC on August 14, 2023, August 17, 2023 and March 25, 2024.

On March 22, 2024, a related party of the Company deposited $55,000 into the Trust Account, extending the deadline to complete a business combination from March 22, 2024 to April 22, 2024.

On April 15, 2024, we amended and restated the Extension Note with AlphaVest Holding LP to increase the principal amount to $715,000 and extend the maturity date to the earlier of: (i) September 12, 2024 or (ii) promptly after the date on the consummation of the business combination.

