Form 10-Q
period 2024-03-31
AlphaVest Acquisition Corp.
filed 2024-05-20
CIK 1937891

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 20, 2024, there were 7,006,329 ordinary shares, par value $0.0001 issued and outstanding.

ALPHAVEST ACQUISITION CORP

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

ALPHAVEST ACQUISITION CORP

BALANCE SHEETS

	March 31, 2024	December 31, 2023
	(Unaudited)
ASSETS
Current Assets:
Cash	$13,791	$28,560
Prepaid expenses	78,588	34,573
Total Current Assets	92,379	63,133
Cash held in trust escrow account	55,000	-
Marketable securities held in trust account	51,466,768	50,880,604
Total Assets	$51,614,147	$50,943,737

LIABILITIES, REDEEMABLE ORDINARY SHARES, AND SHAREHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued offering costs and expenses	$413,385	$213,118
Due to related party	9,837	9,837
Promissory notes – Related party	285,902	165,000
Total Current Liabilities	709,124	387,955

Total Liabilities	709,124	387,955

Commitments and contingencies

Ordinary shares subject to possible redemption (4,725,829 shares at $10.90 and $10.77 per share as of March 31, 2024 and December 31, 2023, respectively)	51,521,768	50,880,604

Shareholders’ Deficit:
Preferred shares, $0.0001 par value; 2,000,000 shares authorized; none issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	-	-
Ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 2,280,500 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	228	228
Additional paid-in capital	-	-
Accumulated deficit	(616,973)	(325,050)
Total Shareholders’ Deficit	(616,745)	(324,822)
Total Liabilities, Redeemable Ordinary Shares, and Shareholders’ Deficit	$51,614,147	$50,943,737

The accompanying notes are an integral part of these financial statements.

ALPHAVEST ACQUISITION CORP

UNAUDITED STATEMENTS OF OPERATIONS

	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
Formation and operating costs	$236,926	$158,187
Loss from operations	(236,926)	(158,187)

Other Income:
Interest income on investments held in trust account	678,480	802,992
Unrealized loss on investments held in trust account	(92,316)	-
Bank interest income	3	93
Total other income	586,167	803,085

Net income	$349,241	$644,898

Weighted average ordinary shares outstanding, ordinary shares subject to possible redemption	4,725,829	6,900,000
Basic and diluted net income per share, ordinary shares subject to redemption	$0.09	$0.10
Weighted average ordinary shares outstanding, ordinary shares, non-redeemable	2,280,500	2,280,500
Basic and diluted net loss per share, ordinary shares, non-redeemable	$(0.04)	$(0.02)

The accompanying notes are an integral part of these financial statements.

ALPHAVEST ACQUISITION CORP

UNAUDITED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE MONTHS ENDED MARCH 31, 2023

	Ordinary shares	Amount	Additional paid-in capital	Retained earnings (Accumulated deficit)	Total shareholders’ equity
Balance as of January 1, 2023	2,280,500	$228	$596,893	$(42,578)	$554,543
Accretion for ordinary shares subject to redemption amount (interest income)	-	-	(596,893)	(244,326)	(841,219)
Net income	-	-	-	644,898	644,898

Balance as of March 31, 2023	2,280,500	$228	$-	$357,994	$358,222

FOR THE THREE MONTHS ENDED MARCH 31, 2024

	Ordinary shares	Amount	Additional paid-in capital	Accumulated deficit	Total shareholders’ deficit
Balance as of January 1, 2024	2,280,500	$228	$-	$(325,050)	$(324,822)
Accretion for ordinary shares subject to redemption amount (interest income)	-	-	-	(586,164)	(586,164)
Accretion for ordinary shares subject to redemption amount (extension deposit)	-	-	-	(55,000)	(55,000)
Net income	-	-	-	349,241	349,241

Balance as of March 31, 2024	2,280,500	$228	$-	$(616,973)	$(616,745)

The accompanying notes are an integral part of these financial statements.

ALPHAVEST ACQUISITION CORP

UNAUDITED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
Cash flows from operating activities:
Net income	$349,241	644,898
Adjustments to reconcile net income to net cash used in operating activities:
Trust investment income	(678,480)	(802,992)
Unrealized loss on investments held in trust account	92,316	-
Changes in operating assets and liabilities:
Prepaid expense	37,522	28,468
Accounts payable and accrued offering costs and expenses	170,097	(218,459)
Promissory note – related party	14,535	-
Net cash used in operating activities	(14,769)	(348,085)

Cash flows from investing activities:
Cash deposited to trust escrow account	(55,000)	-
Net cash used in investing activities	(55,000)	-

Cash flows from financing activities:
Proceeds from promissory note - related party	55,000	-
Net cash provided by financing activities	55,000	-

Net change in cash	(14,769)	(348,085)
Cash at beginning of period	28,560	659,035
Cash at end of period	$13,791	310,950

Supplemental disclosure of noncash investing and financing activities
Accretion for ordinary shares subject to redemption amount	$586,164	$841,220
Accrued expenses converted to promissory note	$51,367	$-

The accompanying notes are an integral part of these financial statements.

ALPHAVEST ACQUISITION CORP

NOTES TO UNAUDITED FINANCIAL STATEMENTS

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

As of March 31, 2024, the Company had not commenced any operations. All activity through March 31, 2024 relates to the Company’s formation and the initial public offering (“IPO”), which is described below, and subsequent to the IPO, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion an initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.

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

On December 21, 2023, the Company issued a promissory note to Alphavest Holding LP, one of the Sponsors, pursuant to which the Company could borrow an aggregate of $165,000 (the “Extension Note”) to cover expenses in connection with the extension of Business Combination Period. Principal of this Extension Note may be drawn down from time to time prior to the Maturity Date upon written request from the Company. On April 15, 2024, the Company amended and restated the Extension Note to increase the principal amount to $715,000 and extend the maturity date to the earlier of : (i) September 12, 2024 or (ii) promptly after the date of the consummation of the business combination.

On May 2, 2024, the Company issued a promissory note to a potential target, pursuant to which the Company could borrow an aggregate of $440,000 (the “Extension Note 2”) to cover expenses in connection with the extension of Business Combination Period. Principal of this Extension Note 2 may be drawn down from time to time prior to the Maturity Date upon written request from the Company.

As of May 20, 2024, an aggregate of $275,000 was deposited into trust account and trust escrow account to extend the business combination period to May 22, 2024.

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

For additional information regarding the Transactions, the Business Combination Agreement, Notice of Termination of Business Combination and Wanshun, see the most recent Annual Report on Form 10-K and Current Reports on Form 8-K filed by the Company with the SEC on August 14, 2023, August 17, 2023 and March 25, 2024.

Going Concern Consideration and Management Liquidity Plans

As of March 31, 2024, the Company had cash of $13,791 and working capital deficit of $616,745. Subsequent to the consummation of the IPO, the Company expects to continue to incur significant professional costs to remain as a publicly traded company and to incur significant transaction costs in pursuit of the consummation of a Business Combination. The Company expects that it will need additional capital to satisfy its needs for paying these costs. Although certain of the Company’s initial shareholders or their affiliates may loan the Company funds, there’s no guarantee that the Company will receive such funds.

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

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the requirements of the U.S. Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP can be condensed or omitted. These unaudited financial statements have been prepared on the same basis as the Company’s annual financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for the fair statement of the Company’s financial information. These interim results are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2024, or for any other interim period or for any other future year.

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had a cash balance of $13,791 and $28,560 as of March 31, 2024 and December 31, 2023, respectively.

Investments Held in Trust Account

The Company’s portfolio of investments held in the trust account is comprised of investments only in U.S. government securities with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. The Company’s investments held in the trust account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in trust account are included in interest earned on marketable securities held in trust account in the accompanying statements of operations. The estimated fair value of investments held in the trust account is determined using available market information. As of March 31, 2024 and December 31, 2023, the trust account had balance of $51,466,768 and $50,880,604, respectively. The interest earned from the trust account totaled $678,480 and $802,992 for three months ended March 31, 2024 and 2023, respectively, which were fully reinvested into the trust account as earned and unrealized gain on investments and therefore presented as an adjustment to the operating activities in the Statement of Cash Flows.

Cash held in Trust Escrow Account

As of March 31, 2024, the Company had $55,000 in cash held in the trust escrow account which not yet been deposited to Trust Account. Once deposited, the full amount will be invested in U.S. government securities with a maturity of 185 days or less or in money market funds.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2024 and December 31, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statement.

Net Income (Loss) per Ordinary Shares

The Company complies with accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. The statements of operations include a presentation of income (loss) per redeemable share and income (loss) per non-redeemable share following the two-class method of income per share. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable shares and non-redeemable shares and the undistributed income (loss) is calculated using the total net loss less any dividends paid. The Company then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable shares. Any remeasurement of the accretion to redemption value of the common shares subject to possible redemption was considered to be dividends paid to the public shareholders. As of March 31, 2024, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted income (loss) per share is the same as basic income (loss) per share for the period presented.

The net income (loss) per share presented in the statements of operations is based on the following:

	For Three Months Ended March 31, 2024		For Three Months Ended March 31, 2023
	Redeemable	Non-Redeemable	Redeemable	Non-Redeemable
Particulars	Shares	Shares	Shares	Shares
Basic and diluted net income/(loss) per share:
Weighted-average shares outstanding	4,725,829	2,280,500	6,900,000	2,280,500
Ownership percentage	67%	33%	75%	25%
Numerators:
Allocation of net loss including accretion of temporary equity	(196,904)	(95,108)	(147,554)	(48,768)
Interest earned on investment held in trust account	586,164	-	841,220	-
Accretion of temporary equity into redemption value (extension deposit)	55,000	-
Allocation of net income/(loss)	444,260	(95,108)	693,666	(48,768)
Denominators:
Weighted-average shares outstanding	4,725,829	2,280,500	6,900,000	2,280,500
Basic and diluted net income/(loss) per share	0.09	(0.04)	0.10	(0.02)

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

Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance enumerated in ASC 480 “Distinguishing Liabilities from Equity”. Ordinary shares subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares is classified as stockholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at March 31, 2024 and December 31, 2023, the ordinary shares subject to possible redemption in the amount of $51,521,768 and $50,880,604, respectively, are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

At March 31, 2024, the ordinary shares reflected in the balance sheets are reconciled in the following table:

Ordinary shares subject to possible redemption at December 31, 2023	50,880,604
Plus:
Accretion for ordinary shares subject to redemption (income earned on investment held in trust account)	586,164
Accretion for ordinary shares subject to redemption (extension deposit)	55,000
Ordinary shares subject to possible redemption at March 31, 2024	$51,521,768

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

As of March 31, 2024 and December 31, 2023, the amounts due to related parties were $295,739 and $174,837, respectively, which is expected to be settled upon the consummation of the business combination.

Administrative Services Agreement

Commencing on the date the Units are first listed on the Nasdaq, the Company has agreed to pay TenX Global Capital LP a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For three months ended March 31, 2024, the Company incurred $30,000 in fees for these services with outstanding amount of $30,000. For three months ended March 31, 2023, the Company incurred $30,000 in fees for these services.

Promissory Notes — Related Party

On June 3, 2022, the Company issued an unsecured promissory note to the Sponsor (the “Promissory Note”), pursuant to which the Company could borrow up to an aggregate of $150,000 to cover expenses related to the IPO. On April 11, 2024, the Company amended and restated the Promissory Note with AlphaVest Holding LP to extend the maturity date to the earlier of : (i) September 12, 2024 or (ii) promptly after the date of the consummation of the business combination. As of March 31, 2024 and December 31, 2023, $0 was outstanding.

On December 21, 2023, Alphavest Holding LP, one of the Sponsor, agreed to loan the Company $165,000 (as amended and restated, the “Extension Note”) to cover expenses in connection with extensions of Business Combination Period. The Extension Note is unsecured, interest-free and payable on the earlier of: (i) March 22, 2024 or (ii) promptly after the date on which the Company consummates a Business Combination (such earlier date, the “Maturity Date”). The Company may request, from time to time, up to $715,000 in drawdowns under this Extension Note to be used for extension payments related to the Company’s Business Combination. Principal of this Extension Note may be drawn down from time to time prior to the Maturity Date upon written request from the Company. On April 15, 2024, the Company amended and restated the Extension Note with AlphaVest Holding LP to increase the principal amount to $715,000 extend the maturity date to the earlier of : (i) September 12, 2024 or (ii) promptly after the date of the consummation of the business combination. As of March 31, 2024 and December 31, 2023, $220,000 and $165,000 were outstanding respectively.

On March 12, 2024, the Company issued a promissory note to TenX Global Capital LP (the “Promissory Note 1”), pursuant to which the Company could borrow up to an aggregate of $400,000. The entire unpaid principal balance of this Note shall be payable on the earlier of: (i) September 12, 2024 (six (6) months from the issuing of this Note) or (ii) promptly after the date on which Maker consummates an initial business combination (a “Business Combination”) (such earlier date, the “Maturity Date”) (as described in its initial public offering prospectus dated December 19, 2022 (the “Prospectus”)). As of March 31, 2024 and December 31, 2023, $65,902 and $0 were outstanding, respectively.

Website Service

On February 22, 2024 and 2023, the Company has agreed to pay TenX Global Capital LP a total of $537 and $784 for annual website service, respectively. For three months ended March 31, 2024 and 2023, the Company incurred $157 and $79 in fees for these services, respectively.

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

Note 7 – Shareholders’ Equity

Preference Shares — The Company is authorized to issue 2,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2024, there were no shares of preference shares issued or outstanding.

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

As of March 31, 2024 and December 31, 2023, there were 2,280,500 ordinary shares issued and outstanding, excluding 4,725,829 ordinary shares subject to possible redemption which are presented as temporary equity as of March 31, 2024 and December 31, 2023.

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at March 31, 2024 and December 31, 2023. and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value. At March 31, 2024, the Company has recognized the unrealizes loss of $92,316.

Date	Trading Securities	Level	Fair Value
March 31, 2024	Marketable securities held in the trust account	1	$51,466,768

December 31, 2023	Marketable securities held in the trust account	1	$50,880,604

NOTE 9 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were available to be issued. Based upon this review, the Company determined that there were no significant unrecognized events except for the below:

On April 1, 2024, the Company entered a non-binding letter of intent with a potential target.

On April 11, 2024, the Company amended and restated the Promissory Note with AlphaVest Holding LP to extend the maturity date to the earlier of: (i) September 12, 2024 or (ii) promptly after the date on the consummation of the business combination.

On April 15, 2024, the Company amended and restated the Extension Note with AlphaVest Holding LP to increase the principal amount to $715,000 and extend the maturity date to the earlier of: (i) September 12, 2024 or (ii) promptly after the date on the consummation of the business combination.

On May 2, 2024, the Company issued a promissory note to a potential target (the “Extension Note 2”), pursuant to which the Company could borrow an aggregate of $440,000 to cover expenses in connection with the extension of Business Combination Period. The entire unpaid principal balance of this Note shall be payable on the earlier of: (i) December 12, 2024 or (ii) promptly after the date on which Maker consummates an initial business combination. Upon receiving due notification by the Company of the closing of a business combination, potential target shall convert the unpaid principal balance under Extension Note 2 into a number of shares of non-transferable, non-redeemable, ordinary shares of the Company equal to: (x) the principal amount of this Extension Note 2 being converted, divided by (y) the conversion price of Ten Dollars ($10.00), rounded up to the nearest whole number of shares, with such conversion to be effective immediately prior to the closing the such business combination. As of May 20, 2024, $55,000 is outstanding in connection to extension on the business combination period to May 22, 2024.

On May 2, 2024, the Company issued a promissory note to a potential target (the “Promissory Note 2”), pursuant to which the Company could borrow up to an aggregate of $126,000. The entire unpaid principal balance of this Promissory Note 2 shall be payable on the earlier of: (i) December 12, 2024 or (ii) promptly after the date on which Maker consummates an initial business combination. Upon receiving due notification by the Company of the closing of a business combination, potential target shall convert the unpaid principal balance under Extension Note 2 into a number of shares of non-transferable, non-redeemable, ordinary shares of the Company equal to: (x) the principal amount of this Extension Note 2 being converted, divided by (y) the conversion price of Ten Dollars ($10.00), rounded up to the nearest whole number of shares, with such conversion to be effective immediately prior to the closing the such business combination. As of May 20, 2024, $126,000 is outstanding.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References to the “Company,” “our,” “us” or “we” refer to AlphaVest Acquisition Corp. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited financial statements and the notes related thereto. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors.

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

Results of Operations

 We have neither engaged in any operations nor generated any revenues to date. Our only activities since inception through March 31, 2024 were organizational activities, those necessary to prepare for the IPO described below and identifying a target company for our initial Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We expect to generate non-operating income in the form of interest income on marketable securities held after the IPO. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For three months ended March 31, 2024, we had a net income of $349,241, which consists of interest earned on marketable securities held in Trust Account and bank interest income of $678,480, offset by formation and operating costs of $236,926 and unrealized loss on investments held in trust account of $92,316.

For three months ended March 31, 2023, we had a net income of $644,898, which consists of interest earned on marketable securities held in Trust Account and bank interest income of $803,085, offset by formation and operating costs of $158,187.

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

As of March 31, 2024, we had marketable securities held in the trust account of $51,466,768 (including $4,204,704 of interest income as of March 31, 2024) consisting of U.S. Treasury Bills with a maturity of 185 days or less. Interest income on the balance in the trust account may be used by us to pay taxes. Through March 31, 2024, we have not withdrawn any interest earned from the trust account.

As of March 31, 2024, we had cash of $13,791. We intend to use these funds to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete an initial business combination.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2024. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

On June 3, 2022, the Company entered into an unsecured promissory note with AlphaVest Holding LP (the “Promissory Note”), pursuant to which the Company could borrow up to an aggregate of $150,000 to cover expenses related to the IPO. On April 11, 2024, the Company amended and restated the Promissory Note with AlphaVest Holding LP to extend the maturity date to the earlier of : (i) September 12, 2024 or (ii) promptly after the date of the consummation of the business combination. As of March 31, 2024 and December 31, 2023, $0 was outstanding.

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

On December 21, 2023, the Company issued a promissory note to Alphavest Holding LP, one of the Sponsors, pursuant to which the Company could borrow an aggregate of $165,000 (the “Extension Note”) to cover expenses in connection with the extension of Business Combination Period. The Extension Note is unsecured, interest-free and payable on the earlier of: (i) March 22, 2024 or (ii) promptly after the date on which the Company consummates a Business Combination (such earlier date, the “Maturity Date”). Principal of this Extension Note may be drawn down from time to time prior to the Maturity Date upon written request from the Company. As of March 31, 2024, $220,000 were outstanding.

On March 12, 2024, the Company issued a promissory note to TenX Global Capital LP (the “Promissory Note 1”), pursuant to which the Company could borrow up to an aggregate of $400,000. The entire unpaid principal balance of this Note shall be payable on the earlier of: (i) September 12, 2024 (six (6) months from the issuing of this Note) or (ii) promptly after the date on which Maker consummates an initial business combination (a “Business Combination”) (such earlier date, the “Maturity Date”) (as described in its initial public offering prospectus dated December 19, 2022 (the “Prospectus”)). As of March 31, 2024, $65,902 were outstanding.

On April 15, 2024, we amended and restated the Extension Note to increase the principal amount to $715,000 and extend the maturity date to the earlier of: (i) September 12, 2024 or (ii) promptly after the date of the consummation of the business combination.

As of March 31, 2024 and December 31, 2023, the amounts due to related parties were $295,739 and $174,837, respectively, which is expected to be settled upon the consummation of the business combination.

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

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have not identified any critical accounting estimates and all the significant accounting policies are described in the Note 2 of this reviewed financial statements.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of March 31, 2024, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of March 31, 2024, our disclosure controls and procedures were effective.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, has conducted an assessment regarding the effectiveness of our internal control over financial reporting as of March 31, 2024, based on the framework established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment under the criteria described above, management has concluded that our internal control over financial reporting was effective as of March 31, 2024.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in (i) our final prospectus for our Initial Public Offering filed with the SEC on May 10, 2022, and (ii) our annual report on Form 10-K filed with the SEC on April 16, 2024. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in (i) our final prospectus for our Initial Public Offering filed with the SEC on May 10, 2022 or (ii) our annual report on Form 10-K filed with the SEC on April 16, 2024, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

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

Signature	Position	Date

/s/Yong (David) Yan	Principal Executive Officer and Director	May 20, 2024
Yong (David) Yan	(Principal Executive Officer)

/s/ Song (Steve) Jing	Principal Financial Officer	May 20, 2024
Song (Steve) Jing	(Principal Financial Officer and Principal Accounting Officer)

/s/ Pengfei Zheng	Chairman	May 20, 2024
Pengfei Zheng

