Form 10-Q
period 2024-06-30
AlphaVest Acquisition Corp.
filed 2024-08-19
CIK 1937891

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 19, 2024, there were 7,006,329 ordinary shares, par value $0.0001 issued and outstanding.

ALPHAVEST ACQUISITION CORP

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

ALPHAVEST ACQUISITION CORP

BALANCE SHEETS

	June 30, 2024	December 31, 2023
	(Unaudited)
ASSETS
Current Assets:
Cash	$13,793	$28,560
Prepaid expenses	55,948	34,573
Total Current Assets	69,741	63,133
Marketable securities held in trust account	51,996,909	50,880,604
Cash held in trust escrow account	165,000	-
Total Assets	$52,231,650	$50,943,737

LIABILITIES, REDEEMABLE ORDINARY SHARES, AND SHAREHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued offering costs and expenses	$386,512	$213,118
Due to related party	9,837	9,837
Promissory notes – third party	236,000	-
Promissory notes – related party	311,532	165,000
Total Current Liabilities	943,881	387,955

Total Liabilities	943,881	387,955

Commitments and contingencies

Ordinary shares subject to possible redemption (4,725,829 shares at $11.04 and $10.77 per share as of June 30, 2024 and December 31, 2023, respectively)	52,161,909	50,880,604

Shareholders’ Deficit:
Preferred shares, $0.0001 par value; 2,000,000 shares authorized; none issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	-	-
Ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 2,280,500 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	228	228
Additional paid-in capital	-	-
Accumulated deficit	(874,368)	(325,050)
Total Shareholders’ Deficit	(874,140)	(324,822)
Total Liabilities, Redeemable Ordinary Shares, and Shareholders’ Deficit	$52,231,650	$50,943,737

The accompanying notes are an integral part of these financial statements.

ALPHAVEST ACQUISITION CORP

UNAUDITED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Formation and operating costs	$147,397	$130,187	$384,323	$288,373
Loss from operations	(147,397)	(130,187)	(384,323)	(288,373)

Other Income (expenses):
Interest income on investments held in trust account	530,141	834,681	1,208,621	1,637,673
Unrealized loss on investments held in trust account	-	-	(92,316)	-
Bank interest income	2	61	5	154
Total other income	530,143	834,742	1,116,310	1,637,827

Net income	$382,746	$704,555	$731,987	$1,349,454

Weighted average common stock outstanding, common stock subject to possible redemption	4,725,829	6,900,000	4,725,829	6,900,000
Basic and diluted net income per share, common stock subject to redemption	$0.10	$0.11	$0.19	$0.21
Weighted average common stock outstanding, common stock, non-redeemable	2,280,500	2,280,500	2,280,500	2,280,500
Basic and diluted net loss per share, common stock, non-redeemable	$(0.04)	$(0.01)	$(0.08)	$(0.04)

The accompanying notes are an integral part of these financial statements.

ALPHAVEST ACQUISITION CORP

UNAUDITED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023

	Ordinary shares	Amount	Additional paid-in capital	Retained earnings (Accumulated deficit)	Total shareholders’ equity
Balance as of January 1, 2023	2,280,500	$228	$596,893	$(42,578)	$554,543
Accretion for ordinary shares subject to redemption amount (interest income)	-	-	(596,893)	(244,327)	(841,220)
Net income	-	-	-	644,898	644,898

Balance as of March 31, 2023	2,280,500	$228	$-	$357,993	$358,221

Accretion for ordinary shares subject to redemption amount (interest income)	-	-	-	(834,681)	(834,681)
Net income	-	-	-	704,555	704,555

Balance as of June 30, 2023	2,280,500	$228	$-	$227,867	$228,095

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024

	Ordinary shares	Amount	Additional paid-in capital	Accumulated deficit	Total shareholders’ deficit
Balance as of January 1, 2024	2,280,500	$228	$-	$(325,050)	$(324,822)
Accretion for ordinary shares subject to redemption amount (interest income)	-	-	-	(586,164)	(586,164)
Accretion for ordinary shares subject to redemption amount (extension deposit)	-	-	-	(55,000)	(55,000)
Net income	-	-	-	349,241	349,241

Balance as of March 31, 2024	2,280,500	$228	$-	(616,973)	(616,745)

Accretion for ordinary shares subject to redemption amount (interest income)	-	-	-	(530,141)	(530,141)
Accretion for ordinary shares subject to redemption amount (extension deposit)	-	-	-	(110,000)	(110,000)
Net income	-	-	-	382,746	382,746

Balance as of June 30, 2024	2,280,500	$228	$-	$(874,368)	$(874,140)

ALPHAVEST ACQUISITION CORP

UNAUDITED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023
Cash flows from operating activities:
Net income	$731,987	1,349,454
Adjustments to reconcile net income to net cash used in operating activities:
Trust investment income	(1,208,621)	(1,637,673)
Unrealized loss on investments held in trust account	92,316	-
Changes in operating assets and liabilities:
Prepaid expense	75,058	48,582
Accounts payable and accrued offering costs and expenses	279,953	(198,599)
Promissory note – related party	14,540	-
Net cash used in operating activities	(14,767)	(438,236)

Cash flows from investing activities:
Cash deposited to trust escrow account	(165,000)	-
Net cash used in investing activities	(165,000)	-

Cash flows from financing activities:
Proceeds from promissory note – related party	55,000	-
Proceeds from promissory note – third party	110,000	-
Net cash provided by financing activities	165,000	-

Net change in cash	(14,767)	(438,236)
Cash at beginning of period	28,560	659,035
Cash at end of period	$13,793	220,799

Supplemental disclosure of noncash investing and financing activities
Accretion for ordinary shares subject to redemption amount	$1,281,305	$1,675,901
Accrued expenses converted to promissory note– related party	$76,992	$-
Accrued expenses converted to promissory note – third party	$45,000	$-
Prepaid expenses paid by promissory note – third party	$81,000	$-

The accompanying notes are an integral part of these financial statements.

ALPHAVEST ACQUISITION CORP

NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 1 -ORGANIZATION AND BUSINESS OPERATIONS

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

As of June 30, 2024, the Company had not commenced any operations. All activity through June 30, 2024 relates to the Company’s formation and the initial public offering (“IPO”), which is described below, and subsequent to the IPO, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion an initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.

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

On December 21, 2023, the Company issued a promissory note to Alphavest Holding LP, one of the Sponsors, pursuant to which the Company could borrow an aggregate of $165,000 (the “Extension Note”) to cover expenses in connection with the extension of Business Combination Period. Principal of this Extension Note may be drawn down from time to time prior to the Maturity Date upon written request from the Company. On April 15, 2024, the Company amended and restated the Extension Note to increase the principal amount to $715,000 and extend the maturity date to the earlier of (i) September 12, 2024 or (ii) promptly after the date of the consummation of the business combination.

On May 2, 2024, the Company issued a promissory note to a potential target, pursuant to which the Company could borrow an aggregate of $440,000 (the “Extension Note 2”) to cover expenses in connection with the extension of Business Combination Period. Principal of this Extension Note 2 may be drawn down from time to time prior to the Maturity Date upon written request from the Company.

As of August 19, 2024, an aggregate of $440,000 was deposited into trust account and trust escrow account to extend the business combination period to August 22, 2024.

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

On May 2, 2024, the Company issued a promissory note to a potential target (the “Extension Note 2”), pursuant to which the Company could borrow an aggregate of $440,000 to cover expenses in connection with the extension of Business Combination Period. The Extension Note 2 bears no interest. The entire unpaid principal balance of this Note shall be payable on the earlier of: (i) December 12, 2024 or (ii) promptly after the date on which Maker consummates an initial business combination. Upon receiving due notification by the Company of the closing of a business combination, potential target shall convert the unpaid principal balance under Extension Note 2 into a number of shares of non-transferable, non-redeemable, ordinary shares of the Company equal to: (x) the principal amount of this Extension Note 2 being converted, divided by (y) the conversion price of Ten Dollars ($10.00), rounded up to the nearest whole number of shares, with such conversion to be effective immediately prior to the closing the such business combination. As of June 30, 2024 and December 31, 2023, $110,000 and $0 were outstanding, respectively.

On May 2, 2024, the Company issued a promissory note to a potential target (the “Promissory Note 2”), pursuant to which the Company could borrow up to an aggregate of $126,000. The Promissory Note 2 bears no interest. The entire unpaid principal balance of this Promissory Note 2 shall be payable on the earlier of: (i) December 12, 2024 or (ii) promptly after the date on which Maker consummates an initial business combination. Upon receiving due notification by the Company of the closing of a business combination, potential target shall convert the unpaid principal balance under Promissory Note 2 into a number of shares of non-transferable, non-redeemable, ordinary shares of the Company equal to: (x) the principal amount of this Promissory Note 2 being converted, divided by (y) the conversion price of Ten Dollars ($10.00), rounded up to the nearest whole number of shares, with such conversion to be effective immediately prior to the closing the such business combination. As of June 30, 2024 and December 31, 2023, $126,000 and $0 were outstanding, respectively.

Going Concern Consideration and Management Liquidity Plans

As of June 30, 2024, the Company had cash of $13,793 and working capital deficit of $874,140. Subsequent to the consummation of the IPO, the Company expects to continue to incur significant professional costs to remain as a publicly traded company and to incur significant transaction costs in pursuit of the consummation of a Business Combination. The Company expects that it will need additional capital to satisfy its needs for paying these costs. Although certain of the Company’s initial shareholders or their affiliates may loan the Company funds, there’s no guarantee that the Company will receive such funds.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had a cash balance of $13,793 and $28,560 as of June 30, 2024 and December 31, 2023, respectively.

Investments Held in Trust Account

The Company’s portfolio of investments held in the trust account is comprised of investments only in U.S. government securities with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. The Company’s investments held in the trust account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in trust account are included in interest earned on marketable securities held in trust account in the accompanying statements of operations. The estimated fair value of investments held in the trust account is determined using available market information. As of June 30, 2024 and December 31, 2023, the trust account had balance of $51,996,909 and $50,880,604, respectively. The interest earned from the trust account totaled $530,141 and $834,681 for three months ended June 30, 2024 and 2023, respectively, and $1,208,621 and $1,637,673 for six months ended June 30, 2024 and 2023, respectively, which were fully reinvested into the trust account as earned and unrealized gain on investments and therefore presented as an adjustment to the operating activities in the Statement of Cash Flows.

Cash held in Trust Escrow Account

As of June 30, 2024, the Company had $165,000 in cash held in the trust escrow account which not yet been deposited to Trust Account. Once deposited, the full amount will be invested in U.S. government securities with a maturity of 185 days or less or in money market funds.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2024 and December 31, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statement.

Net Income (Loss) per Ordinary Shares

The Company complies with accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. The statements of operations include a presentation of income (loss) per redeemable share and income (loss) per non-redeemable share following the two-class method of income per share. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable shares and non-redeemable shares and the undistributed income (loss) is calculated using the total net loss less any dividends paid. The Company then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable shares. Any remeasurement of the accretion to redemption value of the common shares subject to possible redemption was considered to be dividends paid to the public shareholders. As of June 30, 2024, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted income (loss) per share is the same as basic income (loss) per share for the period presented.

The net income (loss) per share presented in the statements of operations is based on the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income	$382,746	$704,555	$731,987	$1,349,454
Accretion of temporary equity into redemption value (interest earned)	(530,141)	(834,681)	(1,116,305)	(1,675,901)
Accretion of temporary equity into redemption value (extension deposit)	(110,000)	-	(165,000)	-
Net loss including accretion of equity into redemption value	$(257,395)	$(130,126)	$(549,318)	$(326,447)

	For Three Months Ended June 30, 2024		For Six Months Ended June 30, 2024		For Three Months Ended June 30, 2023		For Six Months Ended June 30, 2023
	Redeemable	Non-Redeemable	Redeemable	Non-Redeemable	Redeemable	Non-Redeemable	Redeemable	Non-Redeemable
Particulars	Shares	Shares	Shares	Shares	Shares	Shares	Shares	Shares
Basic and diluted net income/(loss) per share:
Weighted-average shares outstanding	4,725,829	2,280,500	4,725,829	2,280,500	6,900,000	2,280,500	6,900,000	2,280,500
Ownership percentage	67%	33%	67%	33%	75%	25%	75%	25%
Numerators:
Allocation of net loss including accretion of temporary equity	(173,615)	(101,682)	(370,520)	(178,798)	(97,802)	(32,324)	(245,355)	(81,092)
Interest earned on investment held in trust account	530,141	-	1,116,305	-	834,681	-	1,675,901	-
Accretion of temporary equity into redemption value (extension deposit)	110,000	-	165,000	-	-	-	-	-
Allocation of net income/(loss)	466,526	(101,682)	910,785	(178,798)	736,879	(32,324)	1,430,546	(81,092)
Denominators:
Weighted-average shares outstanding	4,725,829	2,280,500	4,725,829	2,280,500	6,900,000	2,280,500	6,900,000	2,280,500
Basic and diluted net income/(loss) per share	$0.10	$(0.04)	$0.19	$(0.08)	$0.11	$(0.01)	$0.21	$(0.04)

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

Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance enumerated in ASC 480 “Distinguishing Liabilities from Equity”. Ordinary shares subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares is classified as stockholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at June 30, 2024 and December 31, 2023, the ordinary shares subject to possible redemption in the amount of $52,161,909 and $50,880,604, respectively, are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

At June 30, 2024, the ordinary shares reflected in the balance sheets are reconciled in the following table:

Ordinary shares subject to possible redemption at December 31, 2023	$50,880,604
Plus:
Accretion for ordinary shares subject to redemption (income earned on investment held in trust account)	586,164
Accretion for ordinary shares subject to redemption (extension deposit)	55,000
Ordinary shares subject to possible redemption at March 31, 2024	51,521,768
Plus:
Accretion for ordinary shares subject to redemption (income earned on investment held in trust account)	530,141
Accretion for ordinary shares subject to redemption (extension deposit)	110,000
Ordinary shares subject to possible redemption at June 30, 2024	$52,161,909

Convertible Promissory Note

The Company adopted the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) and accounts for its convertible promissory notes as debt (liability) on the balance sheet. The Company’s assessment of the embedded conversion feature (see Note 1 - Organization and Business Operations) considers the derivative scope exception guidance under ASC 815 pertaining to equity classification of contracts in an entity’s own equity. The conversion feature of these promissory notes meets the definition of a derivative instrument. However, bifurcation of conversion feature from the debt host is not required because the conversion feature meets ASC 815 scope exception, as the promissory notes are convertible in shares of the Company’s common stock which is considered indexed to the Company’s own stock and classified in stockholders’ equity.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

NOTE 3 - INITIAL PUBLIC OFFERING

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

NOTE 4 - PRIVATE PLACEMENTS

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

NOTE 5 - RELATED PARTIES

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

As of June 30, 2024 and December 31, 2023, the amounts due to related parties were $321,369 and $174,837, respectively, which is expected to be settled upon the consummation of the business combination.

Administrative Services Agreement

Commencing on the date the Units are first listed on the Nasdaq, the Company has agreed to pay TenX Global Capital LP a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For three months and six months ended June 30, 2024, the Company incurred $30,000 and $60,000 in fees respectively for these services. As of June 30, 2024, the amount outstanding was $73,871. For three months and six months ended June 30, 2023, the Company incurred $30,000 and $60,000 in fees respectively for these services.

Promissory Notes - Related Party

On June 3, 2022, the Company issued an unsecured promissory note to the Sponsor (the “Promissory Note”), pursuant to which the Company could borrow up to an aggregate of $150,000 to cover expenses related to the IPO. On April 11, 2024, the Company amended and restated the Promissory Note with AlphaVest Holding LP to extend the maturity date to the earlier of: (i) September 12, 2024 or (ii) promptly after the date of the consummation of the business combination. As of June 30, 2024 and December 31, 2023, $0 was outstanding.

On December 21, 2023, Alphavest Holding LP, one of the Sponsor, agreed to loan the Company $165,000 (as amended and restated, the “Extension Note”) to cover expenses in connection with extensions of Business Combination Period. The Extension Note is unsecured, interest-free and payable on the earlier of: (i) March 22, 2024 or (ii) promptly after the date on which the Company consummates a Business Combination (such earlier date, the “Maturity Date”). The Company may request, from time to time, up to $715,000 in drawdowns under this Extension Note to be used for extension payments related to the Company’s Business Combination. Principal of this Extension Note may be drawn down from time to time prior to the Maturity Date upon written request from the Company. On April 15, 2024, the Company amended and restated the Extension Note with AlphaVest Holding LP to increase the principal amount to $715,000 extend the maturity date to the earlier of: (i) September 12, 2024 or (ii) promptly after the date of the consummation of the business combination. As of June 30, 2024 and December 31, 2023, $220,000 and $165,000 were outstanding respectively.

On March 12, 2024, the Company issued a promissory note to TenX Global Capital LP (the “Promissory Note 1”), pursuant to which the Company could borrow up to an aggregate of $400,000. The entire unpaid principal balance of this Note shall be payable on the earlier of: (i) September 12, 2024 (six (6) months from the issuing of this Note) or (ii) promptly after the date on which Maker consummates an initial business combination (a “Business Combination”) (such earlier date, the “Maturity Date”) (as described in its initial public offering prospectus dated December 19, 2022 (the “Prospectus”)). As of June 30, 2024 and December 31, 2023, $91,532 and $0 were outstanding, respectively.

Website Service

On February 22, 2024 and 2023, the Company has agreed to pay TenX Global Capital LP a total of $537 and $784 for annual website service, respectively. For three months ended June 30, 2024 and 2023, the Company incurred $134 and $159 in fees for these services, respectively. For six months ended June 30, 2024 and 2023, the Company incurred $291 and $238 in fees for these services, respectively.

NOTE 6 - COMMITMENTS AND CONTINGENCY

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

NOTE 7 - SHAREHOLDERS’ EQUITY

Preference Shares - The Company is authorized to issue 2,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2024, there were no shares of preference shares issued or outstanding.

Ordinary Shares - The Company is authorized to issue 200,000,000 ordinary shares with a par value of $0.0001 per share Holders of ordinary shares are entitled to one vote for each share.

On February 7, 2022, the Sponsor received 1,725,000 shares of the Company’s ordinary shares in exchange for $25,000 paid for deferred offering costs borne by the Founder. Out of the 1,725,000 ordinary shares, an aggregate of up to 225,000 ordinary shares were subject to forfeiture to the extent that the over-allotment option is not exercised in full or in part so that the number of Founder Shares will equal 20% of the Company’s issued and outstanding ordinary shares after the Public Offering (excluding Private Shares).

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

As of June 30, 2024 and December 31, 2023, there were 2,280,500 ordinary shares issued and outstanding, excluding 4,725,829 ordinary shares subject to possible redemption which are presented as temporary equity as of June 30, 2024 and December 31, 2023.

Rights - Except in cases where the Company is not the surviving company in a business combination, each holder of a right will automatically receive one-tenth (1/10) of one share of ordinary shares upon consummation of a Business Combination. The Company will not issue fractional shares in connection with an exchange of rights. Fractional shares will either be rounded down to the nearest whole share or otherwise addressed in accordance with the applicable provisions of Cayman law. In the event the Company is not the surviving company upon completion of the Business Combination, each holder of a right will be required to affirmatively convert his, her or its rights in order to receive the one-tenth (1/10) of one ordinary shares underlying each right upon consummation of the Business Combination. If the Company is unable to complete a Business Combination within the required time period and the Company redeems the public shares for the funds held in the trust account, holders of rights will not receive any of such funds for their rights and the rights will expire worthless.

NOTE 8 - FAIR VALUE MEASUREMENTS

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2024 and December 31, 2023. and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value. At June 30, 2024, the Company has recognized the unrealizes loss of $92,316.

Date	Trading Securities	Level	Fair Value
June 30, 2024	Marketable securities held in the trust account	1	$51,996,909

December 31, 2023	Marketable securities held in the trust account	1	$50,880,604

NOTE 9 - SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were available to be issued. Based upon this review, the Company identified the following subsequent event that is required disclosure in the financial statements.

On August 16, 2024, the Company entered into a business combination agreement (the “Merger Agreement”) with AV Merger Sub, wholly owned subsidiary of the Company (“Merger Sub”), and AMC Corporation, a Washington corporation (“AMC”). Upon the terms and subject to the conditions of the Merger Agreement, an in accordance with applicable law, Merger Sub will merge with AMC, with AMC surviving the merger as a wholly owned subsidiary of the Company.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities since inception through June 30, 2024 were organizational activities, those necessary to prepare for the IPO described below and identifying a target company for our initial Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We expect to generate non-operating income in the form of interest income on marketable securities held after the IPO. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For three months ended June 30, 2024, we had a net income of $382,746, which consists of interest earned on marketable securities held in Trust Account and bank interest income of $530,143, offset by formation and operating costs of $147,397.

For six months ended June 30, 2024, we had a net income of $731,987, which consists of interest earned on marketable securities held in Trust Account and bank interest income of $1,208,626, offset by formation and operating costs of $384,323 and unrealized loss on the investment of $92,316.

For three months ended June 30, 2023, we had a net income of $704,555, which consists of interest earned on marketable securities held in Trust Account and bank interest income of $834,742, offset by formation and operating costs of $130,187.

For six months ended June 30, 2023, we had a net income of $1,349,454, which consists of interest earned on marketable securities held in Trust Account and bank interest income of $1,637,827, offset by formation and operating costs of $288,373.

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

As of June 30, 2024, we had marketable securities held in the trust account of $51,996,909 (including $4,734,845 of interest income as of June 30, 2024) consisting of U.S. Treasury Bills with a maturity of 185 days or less. Interest income on the balance in the trust account may be used by us to pay taxes. Through June 30, 2024, we have not withdrawn any interest earned from the trust account.

As of June 30, 2024, we had cash of $13,793 and a working capital deficit of $874,140. On May 2, 2024, we issued a promissory note to a potential target in the aggregate principal amount of $126,000, to be used, in part, for operating costs.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2024. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

On June 3, 2022, the Company entered into an unsecured promissory note with AlphaVest Holding LP (the “Promissory Note”), pursuant to which the Company could borrow up to an aggregate of $150,000 to cover expenses related to the IPO. On April 11, 2024, the Company amended and restated the Promissory Note with AlphaVest Holding LP to extend the maturity date to the earlier of : (i) September 12, 2024 or (ii) promptly after the date of the consummation of the business combination. As of June 30, 2024 and December 31, 2023, $0 was outstanding.

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

On December 21, 2023, the Company issued a promissory note to Alphavest Holding LP, one of the Sponsors, pursuant to which the Company could borrow an aggregate of $165,000 (the “Extension Note”) to cover expenses in connection with the extension of Business Combination Period. The Extension Note is unsecured, interest-free and payable on the earlier of: (i) March 22, 2024 or (ii) promptly after the date on which the Company consummates a Business Combination (such earlier date, the “Maturity Date”). Principal of this Extension Note may be drawn down from time to time prior to the Maturity Date upon written request from the Company. On April 15, 2024, we amended and restated the Extension Note to increase the principal amount to $715,000 and extend the maturity date to the earlier of: (i) September 12, 2024 or (ii) promptly after the date of the consummation of the business combination. As of June 30, 2024, $220,000 were outstanding.

On March 12, 2024, the Company issued a promissory note to TenX Global Capital LP (the “Promissory Note 1”), pursuant to which the Company could borrow up to an aggregate of $400,000. The entire unpaid principal balance of this Note shall be payable on the earlier of: (i) September 12, 2024 (six (6) months from the issuing of this Note) or (ii) promptly after the date on which Maker consummates an initial business combination (a “Business Combination”) (such earlier date, the “Maturity Date”) (as described in its initial public offering prospectus dated December 19, 2022 (the “Prospectus”)). As of June 30, 2024, $91,532 were outstanding.

As of June 30, 2024 and December 31, 2023, the amounts due to related parties were $321,369 and $174,837, respectively, which is expected to be settled upon the consummation of the business combination.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of June 30, 2024, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of June 30, 2024, our disclosure controls and procedures were effective.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, has conducted an assessment regarding the effectiveness of our internal control over financial reporting as of June 30, 2024, based on the framework established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment under the criteria described above, management has concluded that our internal control over financial reporting was effective as of June 30, 2024.

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

Signature	Position	Date

/s/Yong (David) Yan	Principal Executive Officer and Director	August 19, 2024
Yong (David) Yan	(Principal Executive Officer)

/s/ Song (Steve) Jing	Principal Financial Officer	August 19, 2024
Song (Steve) Jing	(Principal Financial Officer and Principal Accounting Officer)

/s/ Pengfei Zheng	Chairman	August 19, 2024
Pengfei Zheng

