Form 10-Q
period 2024-09-30
AlphaVest Acquisition Corp.
filed 2024-11-19
CIK 1937891

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number 001-41574

ALPHAVEST ACQUISITION CORP

(Exact name of registrant as specified in its charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

205 W 37th St,

New York, NY 10018

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

As of November 19, 2024, there were 7,006,329 ordinary shares, par value $0.0001 issued and outstanding.

ALPHAVEST ACQUISITION CORP

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

ALPHAVEST ACQUISITION CORP

BALANCE SHEETS

	September 30, 2024	December 31, 2023
	(Unaudited)
ASSETS
Current Assets:
Cash	$7,095	$28,560
Prepaid expenses	21,399	34,573
Total Current Assets	28,494	63,133
Marketable securities held in trust account	53,011,509	50,880,604
Cash held in trust escrow account	55,000	-
Total Assets	$53,095,003	$50,943,737

LIABILITIES, REDEEMABLE ORDINARY SHARES, AND SHAREHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued offering costs and expenses	$346,209	$213,118
Other payable	70,000	-
Due to related party	9,837	9,837
Promissory notes – third party	456,000	-
Promissory notes – related party	423,167	165,000
Total Current Liabilities	1,305,213	387,955

Total Liabilities	1,305,213	387,955

Commitments and contingencies

Ordinary shares subject to possible redemption (4,725,829 shares at $11.23 and $10.77 per share as of September 30, 2024 and December 31, 2023, respectively)	53,066,509	50,880,604

Shareholders’ Deficit:
Preferred shares, $0.0001 par value; 2,000,000 shares authorized; none issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	-	-
Ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 2,280,500 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	228	228
Additional paid-in capital	-	-
Accumulated deficit	(1,276,947)	(325,050)
Total Shareholders’ Deficit	(1,276,719)	(324,822)
Total Liabilities, Redeemable Ordinary Shares, and Shareholders’ Deficit	$53,095,003	$50,943,737

The accompanying notes are an integral part of these financial statements.

ALPHAVEST ACQUISITION CORP

UNAUDITED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Formation and operating costs	$182,580	$198,821	$566,903	$487,194
Loss from operations	(182,580)	(198,821)	(566,903)	(487,194)

Other Income (expenses):
Interest income on investments held in trust account	684,600	954,788	1,893,221	2,592,461
Unrealized loss on investments held in trust account	-	-	(92,316)	-
Bank interest income	1	21	6	175
Total other income	684,601	954,809	1,800,911	2,592,636

Net income	$502,021	$755,988	$1,234,008	$2,105,442

Weighted average common stock outstanding, common stock subject to possible redemption	4,725,829	6,900,000	4,725,829	6,900,000
Basic and diluted net income per share, common stock subject to redemption	$0.13	$0.12	$0.33	$0.32
Weighted average common stock outstanding, common stock, non-redeemable	2,280,500	2,280,500	2,280,500	2,280,500
Basic and diluted net loss per share, common stock, non-redeemable	$(0.06)	$(0.02)	$(0.14)	$(0.06)

The accompanying notes are an integral part of these financial statements.

ALPHAVEST ACQUISITION CORP

UNAUDITED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023

	Ordinary shares	Amount	Additional paid-in capital	Retained earnings (Accumulated deficit)	Total shareholders’ equity
Balance as of January 1, 2023	2,280,500	$228	$596,893	$(42,578)	$554,543
Accretion for ordinary shares subject to redemption amount (interest income)	-	-	(596,893)	(244,327)	(841,220)
Net income	-	-	-	644,898	644,898

Balance as of March 31, 2023	2,280,500	$228	$-	$357,993	$358,221

Accretion for ordinary shares subject to redemption amount (interest income)	-	-	-	(834,681)	(834,681)
Net income	-	-	-	704,556	704,556

Balance as of June 30, 2023	2,280,500	$228	$-	$227,868	$228,096

Accretion for ordinary shares subject to redemption amount (interest income)	-	-	-	(954,788)	(954,788)
Net income	-	-	-	755,988	755,988

Balance as of September 30, 2023	2,280,500	$228	$-	$29,068	$29,296

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024

	Ordinary shares	Amount	Additional paid-in capital	Accumulated deficit	Total shareholders’ deficit
Balance as of January 1, 2024	2,280,500	$228	$-	$(325,050)	$(324,822)
Accretion for ordinary shares subject to redemption amount (interest income)	-	-	-	(586,164)	(586,164)
Accretion for ordinary shares subject to redemption amount (extension deposit)	-	-	-	(55,000)	(55,000)
Net income	-	-	-	349,241	349,241

Balance as of March 31, 2024	2,280,500	$228	$-	(616,973)	(616,745)

Accretion for ordinary shares subject to redemption amount (interest income)	-	-	-	(530,141)	(530,141)
Accretion for ordinary shares subject to redemption amount (extension deposit)	-	-	-	(110,000)	(110,000)
Net income	-	-	-	382,746	382,746

Balance as of June 30, 2024	2,280,500	$228	$-	$(874,368)	$(874,140)

Accretion for ordinary shares subject to redemption amount (interest income)	-	-	-	(684,600)	(684,600)
Accretion for ordinary shares subject to redemption amount (extension deposit)	-	-	-	(220,000)	(220,000)
Net income	-	-	-	502,021	502,021

Balance as of September 30, 2024	2,280,500	$228	$-	$(1,276,947)	$(1,276,719)

ALPHAVEST ACQUISITION CORP

UNAUDITED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023
Cash flows from operating activities:
Net income	$1,234,008	2,105,442
Adjustments to reconcile net income to net cash used in operating activities:
Trust investment income	(1,893,221)	(2,592,461)
Unrealized loss on investments held in trust account	92,316	-
Changes in operating assets and liabilities:
Prepaid expense	94,174	67,530
Accounts payable and accrued offering costs and expenses	366,677	(181,703)
Other payable	70,000	-
Promissory note – related party	14,580	-
Net cash used in operating activities	(21,465)	(601,192)

Cash flows from investing activities:
Purchase of investment held in Trust Account	(330,000)	-
Cash deposited to trust escrow account	(55,000)	-
Net cash used in investing activities	(385,000)	-

Cash flows from financing activities:
Proceeds from promissory note – related party	55,000	-
Proceeds from promissory note – third party	330,000	-
Net cash provided by financing activities	385,000	-

Net change in cash	(21,465)	(601,192)
Cash at beginning of period	28,560	659,035
Cash at end of period	$7,095	57,843

Supplemental disclosure of noncash investing and financing activities
Accretion for ordinary shares subject to redemption amount	$2,185,905	$2,630,689
Accrued expenses converted to promissory note– related party	$188,587	$-
Accrued expenses converted to promissory note – third party	$45,000	$-
Prepaid expenses paid by promissory note – third party	$81,000	$-

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

As of September 30, 2024, the Company had not commenced any operations. All activity through September 30, 2024 relates to the Company’s formation and the initial public offering (“IPO”), which is described below, and subsequent to the IPO, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion an initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.

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

On December 21, 2023, the Company issued a promissory note to Alphavest Holding LP, one of the Sponsors, pursuant to which the Company could borrow an aggregate of $165,000 (the “Extension Note”) to cover expenses in connection with the extension of Business Combination Period. Principal of this Extension Note may be drawn down from time to time prior to the Maturity Date upon written request from the Company. On April 15, 2024, the Company amended and restated the Extension Note to increase the principal amount to $715,000 and extend the maturity date to the earlier of (i) September 12, 2024 or (ii) promptly after the date of the consummation of the business combination. On October 25, 2024, the Company amended and restated the Extension Note with AlphaVest Holding LP to extend the maturity date to promptly after the date of the consummation of the business combination.

On May 2, 2024, the Company issued a promissory note to a potential target, pursuant to which the Company could borrow an aggregate of $440,000 (the “Extension Note 2”) to cover expenses in connection with the extension of Business Combination Period. Principal of this Extension Note 2 may be drawn down from time to time prior to the Maturity Date upon written request from the Company.

As of the date of this filing, an aggregate of $605,000 was deposited into trust account and trust escrow account to extend the business combination period to November 22, 2024.

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

On May 2, 2024, the Company issued a promissory note to AMC (defined below) (the “Extension Note 2”), pursuant to which the Company could borrow an aggregate of $440,000 to cover expenses in connection with the extension of Business Combination Period. The Extension Note 2 bears no interest. The entire unpaid principal balance of this Note shall be payable on the earlier of: (i) December 12, 2024 or (ii) promptly after the date on which Maker consummates an initial business combination. Upon receiving due notification by the Company of the closing of a business combination, AMC shall convert the unpaid principal balance under Extension Note 2 into a number of shares of non-transferable, non-redeemable, ordinary shares of the Company equal to: (x) the principal amount of this Extension Note 2 being converted, divided by (y) the conversion price of Ten Dollars ($10.00), rounded up to the nearest whole number of shares, with such conversion to be effective immediately prior to the closing the such business combination. As of September 30, 2024 and December 31, 2023, $330,000 and $0 were outstanding, respectively.

On May 2, 2024, the Company issued a promissory note to AMC (the “Promissory Note 2”), pursuant to which the Company could borrow up to an aggregate of $126,000. The Promissory Note 2 bears no interest. The entire unpaid principal balance of this Promissory Note 2 shall be payable on the earlier of: (i) December 12, 2024 or (ii) promptly after the date on which Maker consummates an initial business combination. Upon receiving due notification by the Company of the closing of a business combination, AMC shall convert the unpaid principal balance under Promissory Note 2 into a number of shares of non-transferable, non-redeemable, ordinary shares of the Company equal to: (x) the principal amount of this Promissory Note 2 being converted, divided by (y) the conversion price of Ten Dollars ($10.00), rounded up to the nearest whole number of shares, with such conversion to be effective immediately prior to the closing the such business combination. As of September 30, 2024 and December 31, 2023, $126,000 and $0 were outstanding, respectively.

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

Going Concern Consideration and Management Liquidity Plans

As of September 30, 2024, the Company had cash of $7,095 and working capital deficit of $1,276,719. Subsequent to the consummation of the IPO, the Company expects to continue to incur significant professional costs to remain as a publicly traded company and to incur significant transaction costs in pursuit of the consummation of a Business Combination. The Company expects that it will need additional capital to satisfy its needs for paying these costs. Although certain of the Company’s initial shareholders or their affiliates may loan the Company funds, there’s no guarantee that the Company will receive such funds.

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

On September 13, 2024, the Company received a written notice (the “Notice”) from the Listing Qualifications Department (the “Staff”) of The Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company that the Company is not in compliance with Listing Rule 5450(a)(2) (the “Minimum Public Holders Rule”), which requires the Company to have at least 400 total holders for continued listing on The Nasdaq Global Market. An indicator will be displayed with quotation information related to the Company’s securities on listingcenter.nasdaq.com and may be displayed by other third-party providers of market data information, however, the Notice does not impact the listing of the Company’s securities on The Nasdaq Global Market at this time. The Notice states that the Company has 45 calendar days, or until October 28, 2024, to submit a plan (the “Company’s Plan”) to regain compliance with the Minimum Public Holders Rule. If the Company is unable to regain compliance by that date, the Company intends to submit a plan to regain compliance with the Minimum Public Holders Rule within the required timeframe. If Nasdaq accepts the Company’s Plan, Nasdaq may grant the Company an extension of up to 180 calendar days from the date of the Notice to evidence compliance with the Minimum Public Holders Rule. If Nasdaq does not accept the Company’s Plan, the Company will have the opportunity to appeal the decision in front of a Nasdaq Hearings Panel. However, there can be no assurance that such an appeal would be successful. The Company, by filing this Current Report Form 8-K, discloses its receipt of the Notice in accordance with Nasdaq Listing Rule 5810(b). The Company intends to monitor its total holders between now and October 28, 2024, and may, if appropriate, evaluate available options to resolve the deficiency under the Minimum Public Holders Rule and regain compliance with the Minimum Public Holders Rule. Additionally, the Company may consider applying to transfer the listing of its securities to The Nasdaq Capital Market (provided that it then satisfies the requirements for continued listing on that market). However, there can be no assurance that the Company will be able to regain or maintain compliance with Nasdaq listing criteria. The Company submitted the Company’s Plan on October 28, 2024 to transfer the listing of our Ordinary Shares, Units and Rights from the Nasdaq Global Market to the Nasdaq Capital Market.

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had a cash balance of $7,095 and $28,560 as of September 30, 2024 and December 31, 2023, respectively.

Investments Held in Trust Account

The Company’s portfolio of investments held in the trust account is comprised of investments only in U.S. government securities with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. The Company’s investments held in the trust account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in trust account are included in interest earned on marketable securities held in trust account in the accompanying statements of operations. The estimated fair value of investments held in the trust account is determined using available market information. As of September 30, 2024 and December 31, 2023, the trust account had balance of $53,011,509 and $50,880,604, respectively. The interest earned from the trust account totaled $684,600 and $954,788 for three months ended September 30, 2024 and 2023, respectively, and $1,893,221 and $2,592,461 for nine months ended September 30, 2024 and 2023, respectively, which were fully reinvested into the trust account as earned and unrealized gain on investments and therefore presented as an adjustment to the operating activities in the Statement of Cash Flows.

Cash held in Trust Escrow Account

As of September 30, 2024, the Company had $55,000 in cash held in the trust escrow account which not yet been deposited to Trust Account. Once deposited, the full amount will be invested in U.S. government securities with a maturity of 185 days or less or in money market funds.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2024 and December 31, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The net income (loss) per share presented in the statements of operations is based on the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income	$502,021	$755,988	$1,234,008	$2,105,442
Accretion of temporary equity into redemption value (interest earned)	(684,600)	(954,788)	(1,800,904)	(2,630,689)
Accretion of temporary equity into redemption value (extension deposit)	(220,000)	-	(385,000)	-
Net loss including accretion of equity into redemption value	$(402,579)	$(198,800)	$(951,896)	$(525,247)

	For Three Months Ended September 30, 2024		For Nine Months Ended September 30, 2024		For Three Months Ended September 30, 2023		For Nine Months Ended September 30, 2023
	Redeemable	Non-Redeemable	Redeemable	Non-Redeemable	Redeemable	Non-Redeemable	Redeemable	Non-Redeemable
Particulars	Shares	Shares	Shares	Shares	Shares	Shares	Shares	Shares
Basic and diluted net income/(loss) per share:
Weighted-average shares outstanding	4,725,829	2,280,500	4,725,829	2,280,500	6,900,000	2,280,500	6,900,000	2,280,500
Ownership percentage	67%	33%	67%	33%	75%	25%	75%	25%
Numerators:
Allocation of net loss including accretion of temporary equity	(271,543)	(131,036)	(642,062)	(309,834)	(149,417)	(49,383)	(394,772)	(130,475)
Interest earned on investment held in trust account	684,600	-	1,800,904	-	954,788	-	2,630,689	-
Accretion of temporary equity into redemption value (extension deposit)	220,000	-	385,000	-	-	-	-	-
Allocation of net income/(loss)	633,057	(131,036)	1,543,842	(309,834)	805,371	(49,383)	2,235,917	(130,475)
Denominators:
Weighted-average shares outstanding	4,725,829	2,280,500	4,725,829	2,280,500	6,900,000	2,280,500	6,900,000	2,280,500
Basic and diluted net income/(loss) per share	$0.13	$(0.06)	$0.33	$(0.14)	$0.12	$(0.02)	$0.32	$(0.06)

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

Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance enumerated in ASC 480 “Distinguishing Liabilities from Equity”. Ordinary shares subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares is classified as stockholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at September 30, 2024 and December 31, 2023, the ordinary shares subject to possible redemption in the amount of $53,066,509 and $50,880,604, respectively, are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

At September 30, 2024, the ordinary shares reflected in the balance sheets are reconciled in the following table:

Ordinary shares subject to possible redemption at December 31, 2023	$50,880,604
Plus:
Accretion for ordinary shares subject to redemption (income earned on investment held in trust account)	586,164
Accretion for ordinary shares subject to redemption (extension deposit)	55,000
Ordinary shares subject to possible redemption at March 31, 2024	51,521,768
Plus:
Accretion for ordinary shares subject to redemption (income earned on investment held in trust account)	530,141
Accretion for ordinary shares subject to redemption (extension deposit)	110,000
Ordinary shares subject to possible redemption at June 30, 2024	$52,161,909
Plus:
Accretion for ordinary shares subject to redemption (income earned on investment held in trust account)	684,600
Accretion for ordinary shares subject to redemption (extension deposit)	220,000
Ordinary shares subject to possible redemption at September 30, 2024	$53,066,509

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

As of September 30, 2024 and December 31, 2023, the amounts due to related parties were $433,004 and $174,837, respectively, which is expected to be settled upon the consummation of the business combination.

Administrative Services Agreement

Commencing on the date the Units are first listed on the Nasdaq, the Company has agreed to pay TenX Global Capital LP a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For three months and nine months ended September 30, 2024, the Company incurred $30,000 and $90,000 in fees respectively for these services. As of September 30, 2024, the amount outstanding was $103,871. For three months and nine months ended September 30, 2023, the Company incurred $30,000 and $90,000 in fees respectively for these services.

Promissory Notes - Related Party

On June 3, 2022, the Company issued an unsecured promissory note to the Sponsor (the “Promissory Note”), pursuant to which the Company could borrow up to an aggregate of $150,000 to cover expenses related to the IPO. On April 11, 2024, the Company amended and restated the Promissory Note with AlphaVest Holding LP to extend the maturity date to the earlier of: (i) September 12, 2024 or (ii) promptly after the date of the consummation of the business combination. The Promissory Note expired on September 12, 2024. As of September 30, 2024 and December 31, 2023, $0 was outstanding.

On December 21, 2023, Alphavest Holding LP, one of the Sponsor, agreed to loan the Company $165,000 (as amended and restated, the “Extension Note”) to cover expenses in connection with extensions of Business Combination Period. The Extension Note is unsecured, interest-free and payable on the earlier of: (i) March 22, 2024 or (ii) promptly after the date on which the Company consummates a Business Combination (such earlier date, the “Maturity Date”). The Company may request, from time to time, up to $715,000 in drawdowns under this Extension Note to be used for extension payments related to the Company’s Business Combination. Principal of this Extension Note may be drawn down from time to time prior to the Maturity Date upon written request from the Company. On April 15, 2024, the Company amended and restated the Extension Note with AlphaVest Holding LP to increase the principal amount to $715,000 extend the maturity date to the earlier of: (i) September 12, 2024 or (ii) promptly after the date of the consummation of the business combination. On October 25, 2024, the Company amended and restated the Extension Note with AlphaVest Holding LP to extend the maturity date to promptly after the date of the consummation of the business combination. As of September 30, 2024 and December 31, 2023, $220,000 and $165,000 were outstanding respectively.

On March 12, 2024, the Company issued a promissory note to TenX Global Capital LP (the “Promissory Note 1”), pursuant to which the Company could borrow up to an aggregate of $400,000. The entire unpaid principal balance of this Note shall be payable on the earlier of: (i) September 12, 2024 (six (6) months from the issuing of this Note) or (ii) promptly after the date on which Maker consummates an initial business combination (a “Business Combination”) (such earlier date, the “Maturity Date”) (as described in its initial public offering prospectus dated December 19, 2022 (the “Prospectus”)). On October 21, 2024, the Company amended and restated the Promissory Note with AlphaVest Holding LP to extend the maturity date to the earlier of: (i) December 12, 2024 or (ii) promptly after the date of the consummation of the business combination. As of September 30, 2024 and December 31, 2023, $203,167 and $0 were outstanding, respectively.

Website Service

On February 22, 2024 and 2023, the Company has agreed to pay TenX Global Capital LP a total of $537 and $784 for annual website service, respectively. For three months ended September 30, 2024 and 2023, the Company incurred $134 and $198 in fees for these services, respectively. For nine months ended September 30, 2024 and 2023, the Company incurred $425 and $436 in fees for these services, respectively.

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

NOTE 7 - SHAREHOLDERS’ EQUITY

Preference Shares - The Company is authorized to issue 2,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2024, there were no shares of preference shares issued or outstanding.

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

As of September 30, 2024 and December 31, 2023, there were 2,280,500 ordinary shares issued and outstanding, excluding 4,725,829 ordinary shares subject to possible redemption which are presented as temporary equity as of September 30, 2024 and December 31, 2023.

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2024 and December 31, 2023. and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value. At September 30, 2024, the Company has recognized the unrealizes loss of $92,316.

Date	Trading Securities	Level	Fair Value
September 30, 2024	Marketable securities held in the trust account	1	$53,011,509

December 31, 2023	Marketable securities held in the trust account	1	$50,880,604

NOTE 9 - SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were available to be issued. Based upon this review, the Company identified the following subsequent event that is required disclosure in the financial statements.

On October 11, 2024, the Company issued a promissory note to AMC (the “Promissory Note 3”), pursuant to which the Company could borrow up to an aggregate of $100,000. The entire unpaid principal balance of this Promissory Note 3 shall be payable on the earlier of: (i) December 31, 2024 or (ii) promptly after the date on which Maker consummates an initial business combination. Upon receiving due notification by the Company of the closing of a business combination, potential target shall convert the unpaid principal balance under Promissory Note 3 into a number of shares of non-transferable, non-redeemable, ordinary shares of the Company equal to: (x) the principal amount of this Promissory Note 3 being converted, divided by (y) the conversion price of Ten Dollars ($10.00), rounded up to the nearest whole number of shares, with such conversion to be effective immediately prior to the closing the such business combination. As of the date of this filing, $54,285 is outstanding.

As previously disclosed in Note 1, the Company received a written notice from the Listing Qualifications Department (the “Staff”) of The Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company that the Company is not in compliance with Listing Rule 5450(a)(2) (the “Minimum Public Holders Rule”), which requires the Company to have at least 400 total holders for continued listing on The Nasdaq Global Market. On October 28, 2024, the Company submitted a plan to transfer the listing of our Ordinary Shares, Units and Rights from the Nasdaq Global Market to the Nasdaq Capital Market.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities since inception through September 30, 2024 were organizational activities, those necessary to prepare for the IPO described below and identifying a target company for our initial Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We expect to generate non-operating income in the form of interest income on marketable securities held after the IPO. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For three months ended September 30, 2024, we had a net income of $502,021, which consists of interest earned on marketable securities held in Trust Account and bank interest income of $684,601, offset by formation and operating costs of $182,580.

For nine months ended September 30, 2024, we had a net income of $1,234,008, which consists of interest earned on marketable securities held in Trust Account and bank interest income of $1,893,227, offset by formation and operating costs of $566,903 and unrealized loss on the investment of $92,316.

For three months ended September 30, 2023, we had a net income of $755,988, which consists of interest earned on marketable securities held in Trust Account and bank interest income of $954,809, offset by formation and operating costs of $198,821.

For nine months ended September 30, 2023, we had a net income of $2,105,442, which consists of interest earned on marketable securities held in Trust Account and bank interest income of $2,592,636, offset by formation and operating costs of $487,194.

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

As of September 30, 2024, we had marketable securities held in the trust account of $53,011,509 (including $5,419,445 of interest income as of September 30, 2024) consisting of U.S. Treasury Bills with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. Interest income on the balance in the trust account may be used by us to pay taxes. Through September 30, 2024, we have not withdrawn any interest earned from the trust account.

As of September 30, 2024, we had cash of $7,095 and a working capital deficit of $1,276,719. On May 2, 2024, we issued a promissory note to AMC Corporation in the aggregate principal amount of $126,000, to be used, in part, for operating costs.

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

On June 3, 2022, the Company entered into an unsecured promissory note with AlphaVest Holding LP (the “Promissory Note”), pursuant to which the Company could borrow up to an aggregate of $150,000 to cover expenses related to the IPO. On April 11, 2024, the Company amended and restated the Promissory Note with AlphaVest Holding LP to extend the maturity date to the earlier of : (i) September 12, 2024 or (ii) promptly after the date of the consummation of the business combination. The Promissory Note expired on September 12, 2024.

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

On December 21, 2023, the Company issued a promissory note to Alphavest Holding LP, one of the Sponsors, pursuant to which the Company could borrow an aggregate of $165,000 (the “Extension Note”) to cover expenses in connection with the extension of Business Combination Period. The Extension Note is unsecured, interest-free and payable on the earlier of: (i) March 22, 2024 or (ii) promptly after the date on which the Company consummates a Business Combination (such earlier date, the “Maturity Date”). Principal of this Extension Note may be drawn down from time to time prior to the Maturity Date upon written request from the Company. On April 15, 2024, we amended and restated the Extension Note to increase the principal amount to $715,000 and extend the maturity date to the earlier of: (i) September 12, 2024 or (ii) promptly after the date of the consummation of the business combination. On October 25, 2024, we amended and restated the Extension Note with AlphaVest Holding LP to extend the maturity date to promptly after the date of the consummation of the business combination. As of September 30, 2024, $220,000 were outstanding.

On March 12, 2024, the Company issued a promissory note to TenX Global Capital LP (the “Promissory Note 1”), pursuant to which the Company could borrow up to an aggregate of $400,000. The entire unpaid principal balance of this Note shall be payable on the earlier of: (i) September 12, 2024 (six (6) months from the issuing of this Note) or (ii) promptly after the date on which Maker consummates an initial business combination (a “Business Combination”) (such earlier date, the “Maturity Date”) (as described in its initial public offering prospectus dated December 19, 2022 (the “Prospectus”)). On October 21, 2024, the Company amended and restated the Promissory Note with AlphaVest Holding LP to extend the maturity date to the earlier of: (i) December 12, 2024 or (ii) promptly after the date of the consummation of the business combination. As of September 30, 2024, $203,167 were outstanding.

As of September 30, 2024 and December 31, 2023, the amounts due to related parties were $433,004 and $174,837, respectively, which is expected to be settled upon the consummation of the business combination.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of September 30, 2024, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of September 30, 2024, our disclosure controls and procedures were effective.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, has conducted an assessment regarding the effectiveness of our internal control over financial reporting as of September 30, 2024, based on the framework established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment under the criteria described above, management has concluded that our internal control over financial reporting was effective as of September 30, 2024.

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

Redemptions

On December 21, 2023, a special meeting of the stockholders was held to extend the date by which the Company must consummate a business combination. In connection with this meeting, the stockholders of record were provided the opportunity to exercise their redemption rights. Holders 2,174,171 Ordinary Shares properly exercised their rights to redeem their shares for cash at a redemption price of approximately $10.71 per share, for an aggregate redemption amount of approximately $ 23,282,935.83. Following the redemptions, the Company has 7,006,329 ordinary shares outstanding.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit No.	Description
2.1	Business Combination Agreement, dated as of August 16, 2024 (incorporated by referenced to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 22, 2024).
10.1	Sponsor Support Agreement (incorporated by referenced to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 22, 2024).
10.2	Form of Transaction Support Agreement(incorporated by referenced to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 22, 2024).
10.3	Form of Lock-Up Agreement(incorporated by referenced to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 22, 2024).
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

Signature	Position	Date

/s/Yong (David) Yan	Principal Executive Officer and Director	November 19, 2024
Yong (David) Yan	(Principal Executive Officer)

/s/ Song (Steve) Jing	Principal Financial Officer	November 19, 2024
Song (Steve) Jing	(Principal Financial Officer and Principal Accounting Officer)

/s/ Pengfei Zheng	Chairman	November 19, 2024
Pengfei Zheng

