Form 10-K
period 2024-12-31
AlphaVest Acquisition Corp.
filed 2025-04-14
CIK 1937891

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the year ended December 31, 2024

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission File Number 001-41574

ALPHAVEST ACQUISITION CORP

(Exact name of registrant as specified in its charter)

Cayman Islands	N/A
(State or Other Jurisdiction of Incorporation)	(I.R.S. Employer Identification No.)

205 W. 37th Street New York, NY 10018	N/A
(Address of principal executive offices)	(zip code)

203-998-5540

(Issuer’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbols	Name of Each Exchange on Which Registered
Units, each consisting of one ordinary share and one right	ATMVU	The Nasdaq Stock Market LLC
Ordinary Shares, par value $0.0001 per share	ATMV	The Nasdaq Stock Market LLC
Rights, each right entitling the holder thereof to one-tenth of one ordinary share	ATMVR	The Nasdaq Stock Market LLC

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

The aggregate market value of the Registrant’s ordinary shares outstanding, other than shares held by persons who may be deemed affiliates of the Registrant, as of the last day of the Registrant’s most recently completed second fiscal quarter was $58,622,752.

As of April 14, 2025, there were 3,854,856 ordinary shares, par value $0.0001 issued and outstanding.

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

On February 7, 2022, our AlphaVest Holding, LP (our “Sponsor”) acquired 1,725,000 Ordinary Shares (the “Founders Shares”) for an aggregate purchase price of $25,000, which represented 20% of our issued and outstanding shares after our initial public offering (as defined below). On April 18, 2023, the Sponsor transferred an aggregate of 1,035,000 Founder Shares to Peace Capital Limited.

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

As of the year ended December 31, 2024, the Company had not yet commenced any operations. All activity for the year ended December 31, 2024 relates to the Company’s formation and the initial public offering (the “Initial Public Offering” or “IPO”) and identifying a target for a Business Combination. The Company will not generate any operating revenues until after the completion of its Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

Of the proceeds the Company received from the Initial Public Offering and the sale of the Private Placement Units, $ 70,380,000 ($10.20 per public share) was initially deposited into a U.S.-based trust account at Bank of America with American Stock Transfer & Trust Company, acting as trustee, with approximately $550,000 being used to pay fees and expenses in connection with the closing of the Initial Public Offering, including underwriting commissions, and an estimated $650,000 being available for working capital following the Initial Public Offering. Except with respect to interest earned on the funds held in the trust account that may be released to the Company to pay its tax obligations, the proceeds from the Initial Public Offering and the sale of the Private Placement Units that are deposited in the trust account will not be released from the trust account until the earliest to occur of (a) the completion of our initial business combination, (b) the redemption of any public shares properly submitted in connection with a shareholder vote to amend our amended and restated articles of association (i) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of our Initial Public Offering (or up to 33 months, if we extend the time to complete a business combination) or (ii) with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity and (c) the redemption of our public shares if we are unable to complete our business combination within 24 months from the closing of our Initial Public Offering (or up to 33 months, if we extend the time to complete a business combination), subject to applicable law.

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

In connection with the shareholders’ vote at the Meeting, holders of 2,174,171 Ordinary Shares of the Company exercised their right to redeem such shares (the “Redemption”) for a pro rata portion of the funds held in the Trust Account. As a result, approximately $ 23,282,935.83 (approximately $10.71 per share) was removed from the Trust Account to pay such holders and approximately $50,608,334.49 remains in the Trust Account. Following the Redemption, the Company has 7,006,329 Ordinary Shares outstanding.

On December 21, 2023, the Company exercised its first extension by depositing $165,000 into the Trust Account to extend the deadline to complete the business combination from December 22, 2023 to March 22, 2024. Also on December 21, 2023, the Company entered into a non-interest bearing promissory note with the Sponsor for $165,000, which was used to fund the first extension. The Company subsequently exercised the remaining nine one-month extensions by depositing $55,000 per one-month extension into the Trust Account, extending the deadline to complete the business combination to December 22, 2024.

On December 18, 2024, the Company held a special meeting, at which time the Company adopted an Amendment to the Second Amended and Restated Memorandum and Articles of Association, as amended, reflecting (i) the extension of the date by which the Company must consummate a business combination from the Termination Date up to nine (9) Extensions comprised of one month each up to September 22, 2025 (i.e., for a period of time ending up to 33 months after the consummation of its initial public offering for a total of nine (9) months after the Termination Date (assuming a business combination has not occurred) and (ii) the deletion of the limitation that the Company shall not redeem public shares to the extent that such redemption would cause the Company’s net tangible assets to be less than $5,000,001.

As of the date of this filing, an aggregate of $880,000 was deposited into trust account to extend the business combination period to April 22, 2025.

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

Initial Business Combination

We will have up to 24 months from the closing of our Initial Public Offering to consummate an initial business combination. However, if we anticipate that we may not be able to consummate our initial business combination within 24 months, we may, by resolution of our Board of Directors and if requested by our Sponsor, extend the period of time we will have to consummate an initial business combination up to nine times, each by an additional one month (for a total of up to 33 months from the closing of our Initial Public Offering), provided that, pursuant to the terms of our Second Amended and Restated Memorandum and Articles of Association, as amended, and the Trust Agreement, entered into between us and Continental Stock Transfer & Trust Company on December 19, 2022, as amended on December 21, 2023, in order for the time available for us to consummate our initial business combination to be extended, our Sponsor or their affiliates or designees, upon five days’ advance notice prior to the applicable deadline, must deposit into the trust account $55,000 for each month in an extension, on or prior to the date of the applicable deadline. Our public shareholders will not be entitled to vote or redeem their shares in connection with any such extension. In the event that our Sponsor elects to extend the time to complete an initial business combination, pay the additional amounts per each extension, and deposit the applicable amount of money into trust, our Sponsor will receive a non-interest bearing, unsecured promissory note in the amount of any such deposit, which will not be repaid in the event that we are unable to close an initial business combination unless there are funds available outside the trust account to do so. In the event that we receive notice from our Sponsor five days prior to the applicable deadline of their intent to effect an extension, we intend to issue a press release announcing such intention at least three days prior to the applicable deadline. In addition, we intend to issue a press release the day after the applicable deadline announcing whether or not the funds had been timely deposited. Our Sponsor and its affiliates or designees are not obligated to fund the trust account to extend the time for us to complete our initial business combination. If we are unable to consummate our initial business combination within such time period, we will, as promptly as possible but not more than 10 business days thereafter, redeem 100% of our outstanding public shares for a pro rata portion of the funds held in the trust account, including a pro rata portion of any interest earned on the funds held in the trust account and not previously released to us to pay our taxes, and then seek to dissolve and liquidate. However, we may not be able to distribute such amounts as a result of claims of creditors which may take priority over the claims of our public shareholders. In the event of our dissolution and liquidation, the Private Placement Units will expire and be worthless.

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

The net proceeds of our Initial Public Offering and the sale of the Private Placement Units released to us from the trust account upon the closing of our initial business combination may be used as consideration to pay the sellers of a target business with which we complete our initial business combination. If our initial business combination is paid for using equity or debt securities, or not all of the funds released from the trust account are used for payment of the consideration in connection with our initial business combination or used for redemption of our public shares, we may use the balance of the cash released to us from the trust account following the closing for general corporate purposes, including for maintenance or expansion of operations of the post-transaction businesses, the payment of principal or interest due on indebtedness incurred in completing our initial business combination, to fund the purchase of other companies or for working capital.

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

Our Second Amended and Restated Memorandum and Articles of Association, as amended, provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one that we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue.

Our officers have agreed that they will not become an officer or director of any other special purpose acquisition company that has publicly filed a registration statement for its initial public offering unless and until we enter into a definitive agreement regarding our initial business combination or we have failed to complete our initial business combination within 24 months from the closing of our Initial Public Offering (or up to 33 months, if we extend the time to complete an initial business combination).

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

Facilities

We currently maintain our executive offices at 205 W. 37th Street, New York, NY 10018. The cost for our use of this space is included in the $10,000 per month fee we will pay to our Sponsor for office space, utilities and secretarial and administrative services. We consider our current office space adequate for our current operations.

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

We are required to evaluate our internal control procedures for the fiscal year ending December 31, 2024 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to have our internal control procedures audited. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

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

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our Initial Public Offering, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Ordinary Shares that are held by non-affiliates equals or exceeds $700,000,000 as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non- convertible debt during the prior three-year period.

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

You should carefully consider these and the other risks set forth in the section entitled “Risk Factors” of this Form 10-K. Such risks include, but are not limited to:

Risks Related to our Search for, Consummation of, or Inability to Consummate, a Business Combination

●	Our public shareholders may not be afforded an opportunity to vote on our proposed initial business combination, which means we may complete our initial business combination even though a majority of our public shareholders do not support such a combination.
●	If we seek shareholder approval of our initial business combination, our Initial Shareholders have agreed to vote their Founder Shares and private shares in favor of such initial business combination, regardless of how our public shareholders vote.
●	Your only opportunity to affect the investment decision regarding a potential business combination will be limited to the exercise of your right to redeem your shares from us for cash, unless we seek shareholder approval of the initial business combination.
●	The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable initial business combination or optimize our capital structure.
●	The requirement that we complete our initial business combination within 24 months from the closing of our IPO (or up to 33 months, if we extend the time to complete an initial business combination) may give potential target businesses leverage over us in negotiating an initial business combination and may decrease our ability to conduct due diligence on potential initial business combination targets as we approach our dissolution deadline.
●	We may not be able to complete our initial business combination within the prescribed time frame, in which case we would cease all operations except for the purpose of winding up.
●	You will not have any rights or interests in funds from the trust account, except under certain limited circumstances.
●	If we seek shareholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of shareholders are deemed to hold in excess of 15% of our Ordinary Shares, you will lose the ability to redeem all such shares in excess of 15% of our Ordinary Shares.
●	Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination and our Rights will expire worthless.
●	We may seek acquisition opportunities in industries or sectors which may be outside of our management’s area of expertise.
●	Although we have identified general criteria and guidelines that we believe are important in evaluating prospective target businesses, we may enter into our initial business combination with a target that does not meet such criteria and guidelines.
●	Because we are not limited to a particular industry, sector, or any specific target businesses with which to pursue our initial business combination, you will be unable to ascertain the merits or risks of any particular target business’s operations.
●	Our ability to complete a business combination may be impacted by the fact that our Sponsor’s major shareholder, Pengfei Zheng, is a non-U.S. person, and a majority of our officers and directors are located in, or have significant ties to, China. This may make us a less attractive partner to potential target companies outside the PRC, thereby limiting our pool of acquisition candidates and making it harder for us to complete an initial business combination with a non-China-based target company. For example, we may not be able to complete an initial business combination with a U.S. target company since such initial business combination may be subject to U.S. foreign investment regulations and review by a U.S. government entity, such as the Committee on Foreign Investment in the United States (CFIUS), or ultimately prohibited.

Risks Related to Our Securities

●	We may issue additional Ordinary Shares or preference shares to complete our initial business combination or under an employee incentive plan after completion of our initial business combination, which would dilute the interest of our shareholders and likely present other risks.
●	The grant of registration rights to our Initial Shareholders may make it more difficult to complete our initial business combination, and the future exercise of such rights may adversely affect the market price of our Ordinary Shares.

Risks Related to Our Management

●	Our officers and directors may allocate their time to other businesses and may become officers or directors of any other special purpose acquisition companies, thereby causing conflicts of interest in their determination as to how much time to devote to our affairs and whether to present potential target to us instead of to our competitors. This conflict of interest could have a negative impact on our ability to complete our initial business combination.
●	Our Initial Shareholders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.
●	We are an emerging growth company and a smaller reporting company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies and smaller reporting companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

Post Business Combination Risks

●	Our management may not be able to maintain control of a target business after our initial business combination. We cannot provide assurance that, upon loss of control of a target business, new management will possess the skills, qualifications, or abilities necessary to profitably operate such business.
●	We may seek acquisition opportunities with an early-stage company, a financially unstable business or an entity lacking an established record of revenue or earnings.

Risks Related to Acquiring and Operating a Business Outside of the United States

●	Because of the costs and difficulties inherent in managing cross-border business operations, our results of operations may be negatively impacted.
●	Many countries have difficult and unpredictable legal systems and underdeveloped laws and regulations that are unclear and subject to corruption and inexperience, which may adversely impact our results of operations and financial condition.
●	We may face additional and distinctive risks if we acquire a business in certain industries, such as technology.
●	If we effect our initial business combination with a business located in the PRC, the laws applicable to such business will likely govern all of our material agreements and we may not be able to enforce our legal rights.
●	PRC regulations relating to offshore investment activities by PRC residents may limit our ability to inject capital in our Chinese subsidiaries and Chinese subsidiaries’ ability to change their registered capital or distribute profits to us or otherwise expose us or our PRC resident beneficial owners to liability and penalties under PRC laws.
●	Certain existing or future U.S. laws and regulations may restrict or eliminate our ability to complete an initial business combination with certain companies, particularly those target companies in China.
●	If we effect an initial business combination with a company located outside of the United States, the laws applicable to such company will likely govern all of our material agreements and we may not be able to enforce our legal rights.
●	Changes in the policies, regulations, rules, and the enforcement of laws of the PRC government may occur quickly with little advance notice and could have a significant impact upon our ability to operate profitably in the PRC.
●	The Chinese government may intervene in and influence the manner in which our post-combination entity must conduct its business activities in ways that we cannot expect when we enter into a definitive agreement with a target company with major operation in China which could result in a material change in our operations of the combined company and/or the value of our securities, and could significantly limit or completely hinder our ability to offer or continue to offer securities to investors and cause the value of our securities to significantly decline or become worthless. If the Chinese government establishes some new policies, regulations, rules, or laws affecting the industries that our post-combination entity is in, it may materially and adversely affect our operations and the value of our Ordinary Shares.
●	Chinese government agencies may exert more oversight and control over offerings that are conducted overseas and foreign investment in China-based issuers.
●	In light of recent events indicating greater oversight by the CAC over data security, particularly for companies seeking to list on a foreign exchange, some internet and technology companies may not be willing to list on a U.S. exchange or enter into a definitive business combination agreement with us. Further, we may also have to avoid an initial business combination with a company with more than one million users’ personal information in China due to the limited timeline for us to complete a business combination.

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

As of December 31, 2024, we had a working capital deficiency of $1,745,636. Further, we expect to incur significant costs in pursuit of our acquisition plans. Management’s plans to address this need for capital through our Initial Public Offering are discussed in the section of this Form 10-K titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Our plans to raise capital and to consummate our initial business combination may not be successful. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The financial statements contained elsewhere in this Form 10-K do not include any adjustments that might result from our inability to consummate our Initial Public Offering or our inability to continue as a going concern.

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

As a result, in addition to our Initial Shareholders’ Founder Shares, we would do not need any of the 3,854,856 public shares outstanding to be voted in favor of an initial business combination in order to have our initial business combination approved (assuming all outstanding shares are voted and the EBC Founder Shares are voted in favor of a business combination). Our Founder Shares and private shares will represent 55.2% of our outstanding Ordinary Shares immediately following the Redemptions. Accordingly, if we seek shareholder approval of our initial business combination, it is more likely that the necessary shareholder approval will be received than would be the case if our Initial Shareholders agreed to vote their Founder Shares and private shares in accordance with the majority of the votes cast by our public shareholders.

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

The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your shares.

If our business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price or requires us to have a minimum amount of cash at closing, the probability that our initial business combination would be unsuccessful is increased. If our initial business combination is unsuccessful, you would not receive your pro rata portion of the trust account until we liquidate the trust account. If you are in need of immediate liquidity, you could attempt to sell your shares in the open market; however, at such time our shares may trade at a discount to the pro rata amount per share in the trust account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with our redemption until we liquidate or you are able to sell your shares in the open market.

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

Our Sponsor has the right to extend the term we have to consummate our initial business combination up to 33 months from the closing of our Initial Public Offering without providing our shareholders with a corresponding redemption right.

We will have up to 24 months from the closing of our Initial Public Offering to consummate an initial business combination. However, if we anticipate that we may not be able to consummate our initial business combination within 33 months, we may, by resolution of our Board of Directors, if requested by our Sponsor, extend the period of time we will have to consummate an initial business combination up to nine times, each by an additional one month (for a total of up to 33 months from the closing of our Initial Public Offering), provided that, pursuant to the terms of our Second Amended and Restated Memorandum and Articles of Association, as amended, and the Trust Agreement to be entered into between us and Continental Stock Transfer & Trust Company on December 22, 2022, as amended on December 18, 2024, in order for the time available for us to consummate our initial business combination to be extended, our Sponsor or their affiliates or designees, upon five days’ advance notice prior to the applicable deadline, must deposit into the trust account $55,000 for each month in an extension, on or prior to the date of the applicable deadline. Our public shareholders will not be entitled to vote or redeem their shares in connection with any such extension.

In the event that our Sponsor elects to extend the time to complete a business combination, pay the additional amounts per each extension, and deposit the applicable amount of money into trust, our Sponsor will receive a non-interest bearing, unsecured promissory note equal to the amount of any such deposit and payment that will not be repaid in the event that we are unable to close a business combination unless there are funds available outside the trust account to do so. In the event that we receive notice from our Sponsor five days prior to the applicable deadline of their intent to effect an extension, we intend to issue a press release announcing such intention at least three days prior to the applicable deadline. In addition, we intend to issue a press release the day after the applicable deadline announcing whether or not the funds had been timely deposited. Our Sponsor and its affiliates or designees are not obligated to fund the trust account to extend the time for us to complete our initial business combination. If we are unable to consummate our initial business combination within such time period, we will, as promptly as possible but not more than 10 business days thereafter, redeem 100% of our outstanding public shares for a pro rata portion of the funds held in the trust account, including a pro rata portion of any interest earned on the funds held in the trust account and not previously released to us to pay our taxes, and then seek to dissolve and liquidate. However, we may not be able to distribute such amounts as a result of claims of creditors which may take priority over the claims of our public shareholders. In the event of our dissolution and liquidation, the Rights and Private Placement Units will expire and be worthless.

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

Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must complete our initial business combination within 24 months from the closing of our Initial Public Offering, or if we decide to extend the period of time to consummate our business combination, within 33 months from the closing of our Initial Public Offering (as further described in our Registration Statement). Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

We may not be able to complete our initial business combination within the prescribed time frame, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public shareholders may only receive $10.20 per share, or less than such amount in certain circumstances, and our Rights will expire worthless.

Our Second Amended and Restated Memorandum and Articles of Association, as amended, provides that we must complete our initial business combination within 24 months from the closing of our Initial Public Offering, or we may, but are not obligated to, extend the period of time to consummate our business combination up to nine times by an additional one month each time, for a total of up to 33 months (as further described in our Registration Statement). We may not be able to find a suitable target business and complete our initial business combination within such time period. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. If we have not completed our initial business combination within such time period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. In such case, our public shareholders may only receive $10.20 per share or less in certain circumstances, and our Rights will expire worthless. In certain circumstances, our public shareholders may receive less than $10.20 per share on the redemption of their shares. See “— If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.20 per share” and other risk factors in this section.

If we seek shareholder approval of our initial business combination, our Initial Shareholders and their affiliates may elect to purchase Ordinary Shares or Rights from public shareholders, which may influence a vote on a proposed business combination and reduce the public “float” of our Ordinary Shares or Rights.

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

Our public shareholders will be entitled to receive funds from the trust account only upon the earliest to occur of: (i) our completion of an initial business combination, and then only in connection with those public shares that such shareholder properly elected to redeem, subject to the limitations described in our Registration Statement, (ii) the redemption of any public shares properly submitted in connection with a shareholder vote to amend our Second Amended and Restated Memorandum and Articles of Association, as amended, (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of our Initial Public Offering, or if we decide to extend the period of time to consummate our business combination, within 33 months from the closing of our Initial Public Offering (as further described in our Registration Statement) or (B) with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity and (iii) the redemption of our public shares if we are unable to complete an initial business combination within 24 months from the closing of our Initial Public Offering, or if we decide to extend the period of time to consummate our business combination, within 33 months from the closing of our Initial Public Offering (as further described in our Registration Statement), subject to applicable law and as further described herein. In addition, if we are unable to complete an initial business combination within 24 months from the closing of our Initial Public Offering, or if we decide to extend the period of time to consummate our business combination, within 33 months from the closing of our Initial Public Offering (as further described in our Registration Statement) for any reason, compliance with Cayman Islands law may require that we submit a plan of dissolution to our then-existing shareholders for approval prior to the distribution of the proceeds held in our trust account. In that case, public shareholders may be forced to wait beyond the 24 months from the closing of our Initial Public Offering, or if we decide to extend the period of time to consummate our business combination, beyond the 33 months from the closing of our Initial Public Offering (as further described in our Registration Statement) before they receive funds from our trust account. In no other circumstances will a public shareholder have any right or interest of any kind in the trust account. Accordingly, to liquidate your investment, you may be forced to sell your public shares or Rights, potentially at a loss.

You will not be entitled to protections normally afforded to investors of many other blank check companies.

Since the net proceeds of our Initial Public Offering and the sale of the Private Placement Units are intended to be used to complete an initial business combination with a target business that has not been selected, we may be deemed to be a “blank check” company under the United States securities laws. However, because we will have net tangible assets in excess of $5,000,000 upon the successful completion of our Initial Public Offering and the sale of the Private Placement Units and will file a Current Report on Form 8-K, including an audited balance sheet demonstrating this fact, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules. Among other things, this means our units will be immediately tradable as opposed to companies subject to Rule 419. Moreover, if our Initial Public Offering were subject to Rule 419, that rule would prohibit the release of any interest earned on funds held in the trust account to us unless and until the funds in the trust account were released to us in connection with our completion of an initial business combination.

If we seek shareholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of shareholders are deemed to hold in excess of 15% of our Ordinary Shares, you will lose the ability to redeem all such shares in excess of 15% of our Ordinary Shares.

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our Second Amended and Restated Memorandum and Articles of Association, as amended, provides that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 15% of the shares sold in our Initial Public Offering, which we refer to as the “Excess Shares.” However, our Second Amended and Restated Memorandum and Articles of Association, as amended, does not restrict our shareholders’ ability to vote all of their shares (including Excess Shares) for or against our business combination. Your inability to redeem the Excess Shares will reduce your influence over our ability to complete our business combination and you could suffer a material loss on your investment in us if you sell Excess Shares in open market transactions. Additionally, you will not receive redemption distributions with respect to the Excess Shares if we complete our business combination. As a result, you will continue to hold that number of shares exceeding 15% and, in order to dispose of such shares, would be required to sell your share in open market transactions, potentially at a loss.

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

If the net proceeds of our Initial Public Offering and the sale of the Private Placement Units not being held in the trust account are insufficient to allow us to operate for at least the next 24 months from the closing of our Initial Public Offering, or if we decide to extend the period of time to consummate our business combination, the next 33 months from the closing of our Initial Public Offering (as further described in our Registration Statement), we may be unable to complete our initial business combination, in which case our public shareholders may only receive $10.20 per share, or less than such amount in certain circumstances, and our Rights will expire worthless.

The funds available to us outside of the trust account may not be sufficient to allow us to operate for at least the next 24 months from the closing of our Initial Public Offering, or if we decide to extend the period of time to consummate our business combination, the next 33 months from the closing of our Initial Public Offering (as further described in our Registration Statement), assuming that our initial business combination is not completed during that time. We believe that, upon the closing of our Initial Public Offering, the funds available to us outside of the trust account will be sufficient to allow us to operate for at least the next 24 months from the closing of our Initial Public Offering, or if we decide to extend the period of time to consummate our business combination, the next 33 months from the closing of our Initial Public Offering (as further described in our Registration Statement); however, we cannot assure you that our estimate is accurate. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent or merger agreements designed to keep target businesses from “shopping” around for transactions with other companies on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent or merger agreement where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business. If we are unable to complete our initial business combination, our public shareholders may receive only approximately $10.20 per share or less in certain circumstances on the liquidation of our trust account and our Rights will expire worthless. In certain circumstances, our public shareholders may receive less than $10.20 per share upon our liquidation. See “— If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.20 per share” and other risk factors in this section.

If the net proceeds of our Initial Public Offering and the sale of the Private Placement Units not being held in the trust account are insufficient, it could limit the amount available to fund our search for a target business or businesses and complete our initial business combination and we will depend on loans from our Initial Shareholders or management team to fund our search for a business combination, to pay our taxes and to complete our initial business combination. If we are unable to obtain these loans, we may be unable to complete our initial business combination.

Of the net proceeds of our Initial Public Offering and the sale of the Private Placement Units, only approximately $650,000 will be available to us initially outside the trust account to fund our working capital requirements. In the event that our offering expenses exceed our estimate of $550,000 (excluding underwriting discount), we may fund such excess with funds not to be held in the trust account. In such case, the amount of funds we intend to be held outside the trust account would decrease by a corresponding amount. Conversely, in the event that the offering expenses are less than our estimate of $550,000 (excluding underwriting discount), the amount of funds we intend to be held outside the trust account would increase by a corresponding amount. If we are required to seek additional capital, we would need to borrow funds from our Initial Shareholders or their affiliates to operate, or we may be forced to liquidate. None of our Initial Shareholders nor any of their affiliates is under any obligation to advance funds to us in such circumstances. Any such advances would be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial business combination. We do not expect to seek loans from parties other than our Initial Shareholders or an affiliate of our Initial Shareholders as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account but in the event that we seek loans from any third parties, we will obtain a waiver against any and all rights to seek access to funds in our trust account. If we are unable to obtain these loans, we may be unable to complete our initial business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. Consequently, our public shareholders may only receive approximately $10.20 per share on our redemption of our public shares, and our Rights will expire worthless. In certain circumstances, our public shareholders may receive less than $10.20 per share on the redemption of their shares. See “— If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.20 per share” and other risk factors in this section.

We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete a business combination with which a substantial majority of our shareholders do not agree.

Our Second Amended and Restated Memorandum and Articles of Association, as amended, does not provide a specified maximum redemption threshold. As a result, we may be able to complete our business combination even though a substantial majority of our public shareholders do not agree with the transaction and have redeemed their shares or, if we seek shareholder approval of our initial business combination and do not conduct redemptions in connection with our business combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our Initial Shareholders, advisors or their affiliates. In the event the aggregate cash consideration we would be required to pay for all Ordinary Shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, all Ordinary Shares submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination.

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

We may seek to complete a business combination with an operating company in any industry or sector or geographical location. However, we will not, under our Second Amended and Restated Memorandum and Articles of Association, as amended, be permitted to complete our business combination with another blank check company or similar company with nominal operations. Because we have not yet selected or approached any specific target business with respect to a business combination, there is no basis to evaluate the possible merits or risks of any particular target business’s operations, results of operations, cash flows, liquidity, financial condition or prospects. To the extent we complete our business combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of revenues or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our units will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in a business combination target. Accordingly, any shareholders who choose to remain shareholders following the business combination could suffer a reduction in the value of their shares. Such shareholders are unlikely to have a remedy for such reduction in value.

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

We may only be able to complete one business combination with the proceeds of our Initial Public Offering and the sale of the Private Placement Units, which will cause us to be solely dependent on a single business which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.

Of the net proceeds from our Initial Public Offering and the sale of the Private Placement Units, and after giving effect to the Redemptions, up to $51,108,60 will be available to complete our business combination and pay related fees and expenses.

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

Our Sponsor, AlphaVest Holding LP, is currently controlled by Mr. Pengfei Zheng, owns approximately 55.2% of our outstanding shares. In addition, a majority of our directors and officers are located in, or have significant ties to, China. As a result, we may be a less attractive partner to potential target companies outside the PRC, thereby limiting our pool of acquisition candidates. This would impact our search for a target company and make it harder for us to complete an initial business combination with a non-China-based target company. For example, we may not be able to complete an initial business combination with a U.S. target company since such initial business combination may be subject to U.S. foreign investment regulations and review by a U.S. government entity. Certain federally licensed businesses in the United States, such as broadcasters and airlines, may be subject to rules or regulations that limit foreign ownership. In addition, CFIUS is an interagency committee authorized to review certain transactions involving foreign investment in the United States by foreign persons in order to determine the effect of such transactions on the national security of the United States. We may be considered a “foreign person” under such rules and regulations and any proposed business combination between us and a U.S. business engaged in a regulated industry or which may affect national security could be subject to such foreign ownership restrictions and/or CFIUS review.

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

Moreover, the process of government review, whether by CFIUS or otherwise, could be lengthy. Because we only have 24 months (or 33 months if we extend the period of time to consummate a business combination) to complete our initial business combination, our failure to obtain any required approvals within the requisite time period may prevent us from completing the transaction and require us to liquidate. If we liquidate, our public shareholders may only receive $10.20 per share initially, and our Rights will expire worthless. Our public shareholders may also lose the potential investment opportunity in a target company and the opportunity of realizing future gains on such investments through any price appreciation in the combined company.

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

Our Second Amended and Restated Memorandum and Articles of Association, as amended, authorizes the issuance of up to 200,000,000 Ordinary Shares, par value $0.0001 per share and 2,000,000 preference shares, par value $0.0001 per share. As of April 14, 2025, there are 3,854,856 Ordinary Shares issued and outstanding. As a result, there will be 196,145,144 unissued Ordinary Shares available for issuance, which amount does not take into account the Ordinary Shares reserved for issuance upon exercise of any outstanding Rights. There are no preference shares issued and outstanding.

We may issue a substantial number of additional Ordinary Shares or preference shares to complete our initial business combination or under an employee incentive plan after completion of our initial business combination (although our Second Amended and Restated Memorandum and Articles of Association, as amended, provides that we may not issue securities that can vote with ordinary shareholders on matters related to our pre-initial business combination activity). However, our Second Amended and Restated Memorandum and Articles of Association, as amended, provides, among other things, that prior to our initial business combination, we may not issue additional shares of capital share that would entitle the holders thereof to: (i) receive funds from the trust account; or (ii) vote as a class with our public shares (a) on any initial business combination or (b) to approve an amendment to our Second Amended and Restated Memorandum and Articles of Association, as amended, to (x) extend the time we have to consummate a business combination beyond 24 months from the closing of our Initial Public Offering, or if we decide to extend the period of time to consummate our business combination, beyond 33 months from the closing of our Initial Public Offering (as further described in our Registration Statement or (y) amend the foregoing provisions, unless (in connection with any such amendment to our Second Amended and Restated Memorandum and Articles of Association, as amended) we offer our public shareholders the opportunity to redeem their public shares. These provisions of our Second Amended and Restated Memorandum and Articles of Association, as amended, like all provisions of our Second Amended and Restated Memorandum and Articles of Association, as amended, may be amended with the approval of our shareholders. However, our executive officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our Second Amended and Restated Memorandum and Articles of Association, as amended to (A) modify the substance or timing of our obligation to provide for the redemption of our public shares in connection with an initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of our Initial Public Offering, or if we decide to extend the period of time to consummate our business combination, within 33 months from the closing of our Initial Public Offering (as further described in our Registration Statement) or (B) with respect to any other material provision relating to shareholders’ rights or pre-initial business combination activity, unless we provide our public shareholders with the opportunity to redeem their Ordinary Shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable), divided by the number of then outstanding public shares.

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

Although we have no commitments as of the date of our Registration Statement to issue any notes or other debt securities, or to otherwise incur outstanding debt following our Initial Public Offering, we may choose to incur substantial debt to complete our business combination. We have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the trust account. As such, no issuance of debt will affect the per-share amount available for redemption from the trust account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

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

Pursuant to an agreement to be entered into concurrently with the issuance and sale of the securities in our Initial Public Offering, our Initial Shareholders (including EBC and its designees) and their permitted transferees can demand that we register their Founder Shares and EBC Founder Shares. In addition, holders of our Private Placement Units and their permitted transferees can demand that we register the Private Placement Units and/or the underlying securities, and holders of units that may be issued upon conversion of working capital loans may demand that we register such units and/or underlying securities. We will bear the cost of registering these securities. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our Ordinary Shares. In addition, the existence of the registration rights may make our initial business combination more costly or difficult to conclude. This is because the shareholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our Ordinary Shares that is expected when the Ordinary Shares and Private Placement Units owned by our Initial Shareholders or holders of our working capital units or their respective permitted transferees are registered.

In order to complete our initial business combination, we may seek to amend our Second Amended and Restated Memorandum and Articles of Association, as amended, or other governing instruments, including our rights agreement, in a manner that will make it easier for us to complete our initial business combination but that our shareholders or Rights holders may not support.

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

Our Private Placement Units, Founder Shares and EBC Founder Shares may have an adverse effect on the market price of our Ordinary Shares and make it more difficult to complete our business combination.

Simultaneously with the closing of our Initial Public Offering, we issued to 430,500 Private Placement Units to our Sponsor and EBC. Our Initial Shareholders currently own 1,725,000 Founder Shares. EBC and its designees currently own 125,000 EBC Founder Shares. In addition, if our Initial Shareholders or their affiliates make any working capital loans, up to $150,000 of such loans may be converted into working capital units, at the price of $10.00 per unit at the option of the lender. Such working capital units would be identical to the Private Placement Units sold in the private placement.

To the extent we issue Ordinary Shares to complete a business combination, the potential for the issuance of a substantial number of additional Ordinary Shares upon conversion rights of up to $150,000 working capital loans could make us a less attractive acquisition vehicle to a target business. Any such issuance will increase the number of issued and outstanding Ordinary Shares and reduce the value of the Ordinary Shares issued to complete the business combination. Therefore, our Private Placement Units and Founder Shares may make it more difficult to complete a business combination or increase the cost of acquiring the target business.

The private rights included in the Private Placement Units are identical to the public rights sold as part of the units in our Initial Public Offering except that the private rights (including the Ordinary Shares issuable upon exercise of the private rights) will not be transferable, assignable or saleable until the completion of our initial business combination (except as described herein).

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

Our officers and directors also may become aware of business opportunities which may be appropriate for presentation to us and the other entities in the future to which they owe certain fiduciary or contractual duties, including our Initial Shareholders’ affiliates. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to another entity prior to its presentation to us. Our Second Amended and Restated Memorandum and Articles of Association, as amended, provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue.

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

On February 7, 2022, our Sponsor acquired 1,725,000 Founder Shares for an aggregate purchase price of $25,000. On July 11, 2022, EBC acquired 125,000 EBC Founder Shares for an aggregate purchase price of $1,750. On April 18, 2023, our Sponsor transferred an aggregate of 1,035,000 Founder Shares to Peace Capital Limited. Prior to the initial investment in the Company of $25,000 by our Sponsor, the Company had no assets, tangible, or intangible. The number of Founder Shares issued was determined based on the expectation that such Founder Shares would represent 20% of the outstanding shares after our Initial Public Offering (excluding the private shares and the EBC Founder Shares). The Founder Shares will be worthless if we do not complete an initial business combination. In addition, our Sponsor purchased an aggregate of 402,904 Private Placement Units at a price of $10.00 per unit (approximately $4,029,040 in the aggregate) in a private placement that closed simultaneously with the closing of our Initial Public Offering. EBC purchased an aggregate of 27,596 Private Placement Units at a price of $10.00 per unit (approximately $275,960 in the aggregate) in a private placement that closed simultaneously with the closing of our Initial Public Offering. The Founder Shares and Private Placement Units will be worthless if we do not complete an initial business combination. Our Initial Shareholders have agreed (A) to vote any shares owned by them in favor of any proposed business combination and (B) not to redeem any Founder Shares or private shares in connection with a shareholder vote to approve a proposed initial business combination. In addition, we may obtain loans from our Initial Shareholders. The personal and financial interests of our Initial Shareholders may influence their motivation in identifying and selecting a target business combination, completing an initial business combination, and influencing the operation of the business following the initial business combination.

In order to complete our initial business combination, we may seek to amend our Second Amended and Restated Memorandum and Articles of Association, as amended, or other governing instruments, including our rights agreement, in a manner that will make it easier for us to complete our initial business combination but that our shareholders or rights holders may not support.

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

The provisions of our Second Amended and Restated Memorandum and Articles of Association, as amended, that relate to our pre-business combination activity (and corresponding provisions of the agreement governing the release of funds from our trust account) may be amended with the approval of holders of two-thirds of our Ordinary Shares, which is a lower amendment threshold than that of some other blank check companies. It may be easier for us, therefore, to amend our Second Amended and Restated Memorandum and Articles of Association, as amended, and the Trust Agreement to facilitate the completion of an initial business combination that some of our shareholders may not support.

Some other blank check companies have a provision in their charter which prohibits the amendment of certain of its provisions, including those which relate to a company’s pre-business combination activity, without approval by a certain percentage of the company’s shareholders. In those companies, amendment of these provisions requires approval by between 90% and 100% of the company’s public shareholders. Our Second Amended and Restated Memorandum and Articles of Association, as amended, provides that any of its provisions (including, without limitation, the provisions related to pre-business combination activity (including the requirement to deposit proceeds of our Initial Public Offering and the private placement of units into the trust account and not release such amounts except in specified circumstances, and to provide redemption rights to public shareholders as described herein)) may be amended if approved by holders of two-thirds of our Ordinary Shares entitled to vote thereon, subject to applicable provisions of the Cayman Islands law, or the Companies Act, or applicable stock exchange rules, and corresponding provisions of the Trust Agreement governing the release of funds from our trust account may be amended if approved by holders of two-thirds of our Ordinary Shares entitled to vote thereon. We may not issue additional securities that can vote on amendments to our Second Amended and Restated Memorandum, as amended, and Articles of Association or in our initial business combination. Our Initial Shareholders, who will collectively beneficially own 20% of our Ordinary Shares upon the closing of our Initial Public Offering (excluding the private shares and the EBC Founder Shares and assuming our Initial Shareholders do not purchase public units in our Initial Public Offering), will participate in any vote to amend our Second Amended and Restated Memorandum and Articles of Association, as amended, and/or Trust Agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our Second Amended and Restated Memorandum and Articles of Association, as amended, which govern our pre-business combination behavior more easily than some other blank check companies, and this may increase our ability to complete a business combination with which you do not agree. Our shareholders may pursue remedies against us for any breach of our Second Amended and Restated Memorandum and Articles of Association, as amended.

Our Initial Shareholders have agreed, pursuant to a letter agreement with us, that they will not propose any amendment to our Second Amended and Restated Memorandum and Articles of Association, as amended, (i) that would modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of our Initial Public Offering, or if we decide to extend the period of time to consummate our business combination, within 33 months from the closing of our Initial Public Offering (as further described in our Registration Statement), or (ii) with respect to any other material provision relating to shareholders’ rights or pre-initial business combination activity, unless we provide our public shareholders with the opportunity to redeem their Ordinary Shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable), divided by the number of then outstanding public shares. These agreements are contained in a letter agreement that we have entered into with our Initial Shareholders. Our shareholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our Initial Shareholders for any breach of these agreements. As a result, in the event of a breach, our shareholders would need to pursue a shareholder derivative action, subject to applicable law.

We may be unable to obtain additional financing to complete our initial business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination.

Although we believe that the net proceeds of our Initial Public Offering and the sale of the Private Placement Units will be sufficient to allow us to complete our initial business combination, because we have not yet selected any prospective target business we cannot ascertain the capital requirements for any particular transaction. If the net proceeds of our Initial Public Offering and the sale of the Private Placement Units prove to be insufficient, either because of the size of our initial business combination, the depletion of the available net proceeds in search of a target business, the obligation to repurchase for cash a significant number of shares from shareholders who elect redemption in connection with our initial business combination or the terms of negotiated transactions to purchase shares in connection with our initial business combination, we may be required to seek additional financing or to abandon the proposed business combination. We cannot assure you that such financing will be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to complete our initial business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. If we are unable to complete our initial business combination, our public shareholders may receive only approximately $10.20 per share plus any pro rata interest earned on the funds held in the trust account (and not previously released to us to pay our taxes) on the liquidation of our trust account and our Rights will expire worthless. In addition, even if we do not need additional financing to complete our business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors, or shareholders is required to provide any financing to us in connection with or after our initial business combination. If we are unable to complete our initial business combination, our public shareholders may only receive approximately $10.20 per share on the liquidation of our trust account, and our Rights will expire worthless. In certain circumstances, our public shareholders may receive less than $10.20 per share on the redemption of their shares. See “— If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.20 per share” and other risk factors in this section.

Our Initial Shareholders and other insiders may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support.

After the closing of our Initial Public Offering, our Initial Shareholders ,and taking into account the Redemptions, will own Founder Shares representing 55.2% of our issued and outstanding Ordinary Shares (excluding the private shares and the EBC Founder Shares). Simultaneously with the closing of our Initial Public Offering, we issued in 430,500 Private Placement Units to our Sponsor and EBC. In addition, if our Initial Shareholders or their designated parties make any working capital loans, up to $150,000 of such loans may be converted into working capital units, at the price of $10.00 per unit at the option of the lenders. Such working capital units would be identical to the Private Placement Units sold in the private placement. Accordingly, our Initial Shareholders along with any designated parties may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support, including amendments to our Second Amended and Restated Memorandum and Articles of Association, as amended, and approval of major corporate transactions. If our Initial Shareholders purchase any units in our Initial Public Offering or if they purchase any additional Ordinary Shares in the aftermarket or in privately negotiated transactions, this would increase their control. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Ordinary Shares. In addition, our board of directors, whose members were elected by certain of our Initial Shareholders, is and will be divided into three classes, each of which will generally serve for a term of three years with only one class of directors being elected in each year. We may not hold an annual meeting of shareholders to elect new directors prior to the completion of our business combination, in which case all of the current directors will continue in office until at least the completion of the business combination. If there is an annual meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election and our Initial Shareholders, because of their ownership position, will have considerable influence regarding the outcome.

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

The PRC Antitrust Law became effective on August 1, 2008. The government authorities in charge of antitrust matters in China are the Antitrust Commission and other antitrust authorities under the State Council. The PRC Antitrust Law regulates (1) monopoly agreements, including decisions or actions in concert that preclude or impede competition, entered into by business operators; (2) abuse of dominant market position by business operators; and (3) concentration of business operators that may have the effect of precluding or impeding competition. To implement the Antitrust Law, in 2008, the State Council formulated the regulations that require filing of concentration of business operators, pursuant to which concentration of business operators refers to (1) merger with other business operators; (2) gaining control over other business operators through acquisition of equity interest or assets of other business operators; and (3) gaining control over other business operators through exerting influence on other business operators through contracts or other means. In 2009, the Ministry of Commerce, to which the Antitrust Commission is affiliated, promulgated the Measures for Filing of Concentration of Business Operators (amended by the Guidelines for Filing of Concentration of Business Operators in 2014), which set forth the criteria of concentration and the requirement of miscellaneous documents for the purpose of filing. The business combination we contemplate may be considered the concentration of business operators, and to the extent required by the Antitrust Law and the criteria established by the State Council, we must file with the antitrust authority under the PRC State Council prior to conducting the contemplated business combination. If the antitrust authority decides not to further investigate whether the contemplated business combination has the effect of precluding or impeding competition or fails to make a decision within 30 days from receipt of relevant materials, we may proceed to consummate the contemplated business combination. If antitrust authority decides to prohibit the contemplated business combination after further investigation, we must terminate such business combination and would then be forced to either attempt to complete a new business combination or we would be required to return any amounts which were held in the trust account to our shareholders. When we evaluate a potential business combination, we will consider the need to comply with the Antitrust Law and other relevant regulations which may limit our ability to effect an acquisition or may result in our modifying or not pursuing a particular transaction. Since our business combination period is within 24 months from the closing of our Initial Public Offering, or if we decide to extend the period of time to consummate our business combination, within 33 months from the closing of our Initial Public Offering (as further described in our Registration Statement), and the approval process may take a period longer than we expect before we enter into a definitive agreement with a target company, we may be unable to complete a business combination within 24 months from the closing of our Initial Public Offering, or if we decide to extend the period of time to consummate our business combination, within 33 months from the closing of our Initial Public Offering (as further described in our Registration Statement).

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

The Security Review Regulations will potentially subject a large number of mergers and acquisitions transactions by foreign investors in China to an additional layer of regulatory review. Currently, there is significant uncertainty as to the implication of the Security Review Regulations. Neither the Department of Commerce nor other PRC government agencies have issued any detailed rules for the implementation of the Security Review Regulations. If, for example, our potential initial business combination is with a target company operating in the PRC in any of the sensitive sectors identified above, the transaction will be subject to the Security Review Regulations, and we may have to spend additional resources and incur additional time delays to complete any such acquisition. There is no guarantee that we can receive such approval in a timely manner, and we may also be prevented from pursuing certain investment opportunities if the PRC government considers that the potential investments will result in a significant national security issue. If obtained, since our business combination period is 24 months from the closing of our Initial Public Offering, or if we decide to extend the period of time to consummate our business combination, 33 months from the closing of our Initial Public Offering (as further described in our Registration Statement), and the approval process may take a period longer than we expect before we enter into a definitive agreement with a target company, we may be unable to complete a business combination within 24 months from the closing of our Initial Public Offering, or if we decide to extend the period of time to consummate our business combination, within 33 months from the closing of our Initial Public Offering (as further described in our Registration Statement).

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

If, for example, our potential initial business combination is with a target business operating in the PRC and if the enacted version of the draft measures mandates clearance of cybersecurity review and other specific actions to be completed by the target business, we may face uncertainties as to whether such clearance can be timely obtained, or at all, and incur additional time delays to complete any such acquisition. Cybersecurity review could also result in negative publicity with respect to our initial business combination and diversion of our managerial and financial resources. There is no guarantee that we can receive such approval in a timely manner, and we may also be prevented from pursuing certain investment opportunities if the PRC government considers that the potential investments will result in a significant national security issue. If obtained, since our business combination period is 24 months from the closing of our Initial Public Offering, or if we decide to extend the period of time to consummate our business combination, 33 months from the closing of our Initial Public Offering (as further described in our Registration Statement), and the approval process may take a period longer than we expect before we enter into a definitive agreement with a target company, we may be unable to complete a business combination within 24 months from the closing of our Initial Public Offering, or if we decide to extend the period of time to consummate our business combination, within 33 months from the closing of our Initial Public Offering (as further described in our Registration Statement).

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

Our corporate affairs will be governed by our Second Amended and Restated Memorandum and Articles of Association, as amended, the Companies Act (as the same may be supplemented or amended from time to time) and the common law of the Cayman Islands. We will also be subject to the federal securities laws of the United States. The rights of shareholders to take action against the directors, actions by minority shareholders and the fiduciary responsibilities of our directors to us under Cayman Islands law are to a large extent governed by the common law of the Cayman Islands. The common law of the Cayman Islands is derived in part from comparatively limited judicial precedent in the Cayman Islands as well as from English common law, the decisions of whose courts are of persuasive authority, but are not binding on a court in the Cayman Islands. The rights of our shareholders and the fiduciary responsibilities of our directors under Cayman Islands law are different from what they would be under statutes or judicial precedent in some jurisdictions in the United States. In particular, the Cayman Islands has a different body of securities laws as compared to the United States, and certain states, may have more fully developed and judicially interpreted bodies of corporate law. In addition, Cayman Islands companies may not have standing to initiate a shareholders derivative action in a federal court of the United States.

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

On January 24, 2024, the SEC adopted the final rules (the “SPAC Final Rules”), which became effective on July 1, 2024. Certain of the procedures that AlphaVest, a potential business combination target, or others may determine to undertake in connection with the SPAC Final Rules, or pursuant to the SEC’s views, may increase the costs and time of negotiating and completing an initial business combination, and may constrain the circumstances under which we could complete an initial business combination. The need for compliance with the SPAC Final Rules may cause us to liquidate the funds in the Trust Account or liquidate the Company at an earlier time than we might otherwise choose.

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

We do not believe that our anticipated principal activities will subject us to the Investment Company Act. To this end, the proceeds held in the trust account may only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the Trust Agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. Our Initial Public Offering is not intended for persons who are seeking a return on investments in government securities or investment securities. The trust account is intended as a holding place for funds pending the earliest to occur of: (i) the completion of our primary business objective, which is a business combination; (ii) the redemption of any public shares properly submitted in connection with a shareholder vote to amend our Second Amended and Restated Memorandum and Articles of Association, as amended, to modify (A) the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of our Initial Public Offering, or if we decide to extend the period of time to consummate our business combination, within 33 months from the closing of our Initial Public Offering (as further described in our Registration Statement)or (B) with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity; or (iii) absent a business combination, our return of the funds held in the trust account to our public shareholders as part of our redemption of the public shares. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete a business combination. If we are unable to complete our initial business combination, our public shareholders may receive only approximately $10.20 per share on the liquidation of our trust account and our Rights will expire worthless. In certain circumstances, our public shareholders may receive less than $10.20 per share on the redemption of their shares. See “— If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.20 per share” and other risk factors in this section.

Notwithstanding the foregoing, as indicated above, on January 24, 2024, the SEC adopted the SPAC Final Rules, which became effective on July 1, 2024, relating to, among other items, the extent to which SPACs could become subject to regulation under the Investment Company Act of 1940. The SEC’s proposed rules would provide a safe harbor for companies like our company from the definition of “investment company” under Section 3(a)(1)(A) of the Investment Company Act, provided that they satisfy certain conditions that limit a company’s duration, asset composition, business purpose and activities. The duration component of the proposed safe harbor rule would require the company to file a Current Report on Form 8-K with the SEC announcing that it has entered into an agreement with the target company (or companies) to engage in an initial business combination no later than 33 months after the effective date of the company’s registration statement for its initial public offering. The company would then be required to complete its initial business combination no later than 33 months after the effective date of its registration statement for its initial public offering. These rules, if adopted, whether in the form proposed or in revised form, may materially adversely affect our ability to negotiate and complete our initial business combination and may increase the costs and time related thereto.

Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to complete our initial business combination, require substantial financial and management resources, and increase the time and costs of completing an acquisition.

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-K for the year ending December 31, 2024. Only in the event we are deemed to be a large accelerated filer or an accelerated filer will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target company with which we seek to complete our business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

Provisions in our Second Amended and Restated Memorandum and Articles of Association, as amended, may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our Ordinary Shares and could entrench management.

Our Second Amended and Restated Memorandum and Articles of Association, as amended, contains provisions that may discourage unsolicited takeover proposals that shareholders may consider to be in their best interests. These provisions include a staggered board of directors and the ability of the board of directors to designate the terms of and issue new series of preference shares, which may make the removal of management more difficult and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 1C. CYBERSECURITY

We are a special purpose acquisition company with no business operations. Since our IPO, our sole business activity has been identifying and evaluating suitable acquisition transaction candidates. Therefore, we do not consider that we face significant cybersecurity risk.

We have not adopted any cybersecurity risk management program or formal processes for assessing cybersecurity risk. Our management is generally responsible for assessing and managing any cybersecurity threats. If and when any reportable cybersecurity incident arises, our management shall promptly report such matters to our board of directors for further actions, including regarding the appropriate disclosure, mitigation, or other response or actions that the board deems appropriate to take.

As of the date of this report, we have not encountered any cybersecurity incidents since our IPO.

ITEM 2. PROPERTY

We currently maintain our executive offices at 205 W. 37th Street, New York, NY 10018. The cost for our use of this space is included in the $10,000 per month fee we will pay to TenX Global Capital LP, an affiliate of our Sponsor, for office space, utilities and secretarial and administrative services. We consider our current office space adequate for our current operations.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our Units, Ordinary Shares, and Rights are each traded on the Nasdaq Global Market (“Nasdaq”) under the symbols “ATMVU,” “ATMV,” and “ATMVR” respectively. Our units commenced public trading on December 23, 2022, and our Ordinary Shares and Rights commenced separate trading on January 25, 2023.

Holders

As of April 14, 2025, we had one holder of record of our Ordinary Shares, one holders of record of our Units, and one holder of record of our Rights.

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

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Unregistered Sale of Equity Securities

On September 28, 2021, our Sponsor acquired 1,437,500 Founder Shares for an aggregate purchase price of $25,000. On January 8, 2022, our Sponsor acquired an additional 287,500 Founder Shares for no additional consideration, resulting in our Sponsor holding an aggregate of 1,725,000 Founder Shares. Concurrent with the closing of the Initial Public Offering, our Sponsor sold to Chardan or its designees 132,825 of these Founder Shares at a purchase price of $2.00 per share and an aggregate purchase price of $265,650.

Simultaneously with the closing of the IPO, pursuant to the Private Placement Unit Purchase Agreement, the Company completed the private sale of 365,000 Private Placement Units to the Sponsor and 25,000 Private Placement Units to EBC at a purchase price of $10.00 per Private Placement Unit, generating gross proceeds to the Company of $3,900,000. The Private Placement Units are identical to the Units sold in the IPO. No underwriting discounts or commissions were paid with respect to such sale. The issuance of the Private Placement Units was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended. No underwriting discounts or commissions were paid with respect to such sale. The issuance of the Private Placement Units was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended. On December 29, 2022, simultaneously with the sale of the over-allotment Units, the Company consummated the private sale of an additional 37,904 Private Placement Units to the Sponsor and 2,596 Private Placements to EBC, generating additional gross proceeds of $405,000.

On April 18, 2023, the Sponsor transferred an aggregate of 1,035,000 Founder Shares to Peace Capital Limited.

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

On June 3, 2022, we issued an unsecured promissory note to our Sponsor (the “Promissory Note”), pursuant to which we could borrow up to an aggregate of $150,000 to cover expenses related to the initial public offering. On April 11, 2024, we amended and restated the Promissory Note with AlphaVest Holding LP to extend the maturity date to the earlier of: (i) September 12, 2024 or (ii) promptly after the date of the consummation of the business combination. The Promissory Note expired on September 12, 2024.

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

Redemptions

On December 21, 2023, a special meeting of the stockholders was held to extend the date by which the Company must consummate a business combination. In connection with this meeting, the stockholders of record were provided the opportunity to exercise their redemption rights. Holders of 2,174,171 Ordinary Shares properly exercised their rights to redeem their shares for cash at a redemption price of approximately $10.71 per share, for an aggregate redemption amount of approximately $ 23,282,935.83. Following the redemptions, the Company has 7,006,329 Ordinary Shares outstanding.

On December 18, 2024, a special meeting of the stockholders was held to extend the date by which the Company must consummate a business combination. In connection with this meeting, the stockholders of record were provided the opportunity to exercise their redemption rights. Holders of 3,151,473 Ordinary Shares properly exercised their rights to redeem their shares for cash at a redemption price of approximately $11.41 per share, for an aggregate redemption amount of approximately $35,956,676. Following the redemptions, the Company has 3,854,856 Ordinary Shares outstanding.

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

Results of Operations

We have not generated any revenues to date, and we will not be generating any operating revenues until the closing and completion of our initial Business Combination. Our entire activity up to December 31, 2024 has been related to our formation, the Initial Public Offering and, since the closing of the Initial Public Offering, and a search for a Business Combination target. We have, and expect to continue to generate income in the form of interest income and unrealized gains on investments held in the Trust Account. We expect to continue to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with the search for a Business Combination target.

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

For the year ended December 31, 2024, we had a net income of $1,710,959, which consists of interest earned on marketable securities held in Trust Account and bank interest income of $2,674,096, offset by formation and operating costs of $870,821 and unrealized loss on the investment of $92,316.

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

As of December 31, 2024, we had marketable securities held in the trust account of $18,000,701 consisting of U.S. government securities with a maturity of 185 days or less. Interest income on the balance in the trust account may be used by us to pay taxes. Through December 31, 2024, we have not withdrawn any interest earned from the trust account.

As of December 31, 2024, we had cash of $4,215. We will use these funds primarily to complete the business combination. This includes conducting ongoing due diligence, obtaining necessary regulatory and shareholder approvals, preparing required filings and disclosures, structuring and negotiating transaction terms, and covering costs related to legal, financial, and other advisory services.

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

As of December 31, 2024, we had cash of $4,215 and a working capital deficit of $1,745,636. We have incurred and expect to continue to incur significant professional costs to remain as a public traded company and to incur transaction costs in pursuit of a Business Combination. In connection with our assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” we believe that these conditions raise substantial doubt about our ability to continue as a going concern. In addition, if we are unable to complete a Business Combination within the Combination Period and such period is not extended, there will be a liquidation and subsequent dissolution. As a result, we have determined that such additional condition also raises substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of the uncertainty.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2024. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Related Party Transactions

Please refer to Financial Statement Note 5 - Related Parties.

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

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our consolidated financial statements.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, our management, including our President and Chief Financial Officer, evaluated, as of December 31, 2024, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, our President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2024, to provide reasonable assurance that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

We believe, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls systems are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a company have been detected.

Management’s Report on Internal Controls Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) and for our assessment of the effectiveness of internal control over financial reporting. Our internal control over financial reporting is a process designed under the supervision of our President and our Chief Financial Officer, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management, including our President and Chief Financial Officer, has conducted an assessment regarding the effectiveness of our internal control over financial reporting as of December 31, 2024, based on the framework established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment under the criteria described above, management has concluded that our internal control over financial reporting was effective as of December 31, 2024.

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

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers

Our current directors and executive officers are as follows:

Name	Age	Position
Pengfei Zheng	37	Chairman of the Board of Directors
Yong (David) Yan	51	Chief Executive Officer and Director
Song (Steve) Jing	52	Chief Financial Officer
Shu Wang	37	Independent Director
Li (Helen) Wei	54	Independent Director
Jiangang Luo	56	Independent Director

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

Jiangang Luo, our director, has been the manager of Cleantech Global Limited, an investment consulting firm, since 2014, and the president of Prime Science & Technology, Inc., a computer/software consulting and IT outsourcing company, since 2006. Since 2021, he has also been the president of PNE Limited Partner LLC and Luo & Long General Partner LLC, which are special purpose vehicles that were established for the sole purpose of investing in Princeton NuEnergy, a US based cleantech company. He has also served as Chief Executive Officer of Bowen Acquisition Corporation, a blank check company, since March 2023. From 2011 to 2016, he served as managing partner of Faith Asset Management LLC, a global investment firm focused on the clean energy sector. From 2000 to 2006, he worked for Oracle as a Principal Consultant. Before 2000, he worked as a senior information system professional in various Fortune 500 companies including China Resources Group and Liz Claiborne. Mr. Luo also served as an executive for many non-profit organizations such as Chairman of the Tsinghua Alumni Association in New York and President of New Jersey Chinese Computer Professionals Society. Mr. Luo is a member of Tsinghua Entrepreneur & Elite Club. He has invested in many cleantech/fintech companies over the last 10 years. Mr. Luo received degrees in Applied Mathematics and Computer Science from Tsinghua University, a Computer Science Masters degree from New Jersey Institute of Technology and a masters degree in Computational Mathematics from Tsinghua University.

Number and Terms of Office of Officers and Directors

We currently have four directors. Our board of directors is divided into three classes with only one class of directors being elected in each year and each class (except for those directors appointed prior to our first annual meeting of shareholders) serving a three-year term. The term of office of the first class of directors, consisting of Li (Helen) Wei and Jiangang Luo, will expire at our first annual meeting of shareholders. The term of office of the second class of directors, consisting of Yong (David) Yan, will expire at the second annual meeting of shareholders. The term of office of the third class of directors, consisting of Pengfei Zheng and Shu Wang, will expire at the third annual meeting of shareholders. We may not hold an annual meeting of shareholders until after we consummate our initial business combination.

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our Second Amended and Restated Memorandum and Articles of Association, as amended, as it deems appropriate. Our Second Amended and Restated Memorandum and Articles of Association, as amended, provide that our officers may consist of one or more Chairmen of the Board, one or more Chief Executive Officers, a President, a Chief Financial Officer, Vice Presidents, Secretary, Treasurer, Assistant Secretary, and such other offices as may be determined by the board of directors.

Director Independence

NASDAQ listing standards require that a majority of our board of directors be independent, subject to certain phase-in provisions. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that each of Shu Wang, Li (Helen) Wei and Jiangang Luo are “independent directors” as defined in the NASDAQ listing standards and applicable SEC rules. We are utilizing the phase-in exception provided by NASDAQ and will add a third independent director within the phase-in period as required by NASDAQ. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

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

Audit Committee

Shu Wang, Li (Helen) Wei and Jiangang Luo serve as members of our audit committee, with Shu Wang serving as the Chairman of the audit committee. Under the NASDAQ listing standards and applicable SEC rules, we are required to have at least three members of the audit committee, all of whom must be independent. Each such person meets the independent director standard under NASDAQ listing standards and under Rule 10-A-3(b)(1) of the Exchange Act.

Each member of the audit committee is financially literate and our board of directors has determined that Shu Wang and Jiangang Luo qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

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

Compensation Committee

Li (Helen) Wei, Shu Wang and Jiangang Luo serve as members of our compensation committee, with Li (Helen) Wei serving as the chairman of the compensation committee. Under the NASDAQ listing standards and applicable SEC rules, we are required to have at least two members of the compensation committee, all of whom must be independent. Each such person meets the independent director standard under NASDAQ listing standards applicable to members of the compensation committee.

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

The board of directors will also consider director candidates recommended for nomination by our shareholders during such times as they are seeking proposed nominees to stand for election at the next annual meeting of shareholders (or, if applicable, a special meeting of shareholders). Our shareholders that wish to nominate a director for election to our board of directors should follow the procedures set forth in our Second Amended and Restated Memorandum and Articles of Association, as amended.

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

Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary, or contractual obligations to other entities pursuant to which such officer or director is or will be required to present business combination opportunities to such entity. Accordingly, in the future, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such opportunity to such entity. We do not believe, however, that any fiduciary duties or contractual obligations of our officers arising in the future would materially undermine our ability to complete our business combination. Our Second Amended and Restated Memorandum and Articles of Association, as amended, provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue.

Our officers may not become an officer or director of any other special purpose acquisition company that publicly files a registration statement for its initial public offering before we enter into a definitive agreement regarding our initial business combination or we have failed to complete our initial business combination within 24 months from the closing of our Initial Public Offering (or up to 33 months, if we extend the time to complete a business combination as described in our Registration Statement).

Potential investors should also be aware of the following other potential conflicts of interest:

●	None of our officers or directors is required to commit his or her full time to our affairs and, accordingly, may have conflicts of interest in allocating his or her time among various business activities.

●	In the course of their other business activities, our officers and directors may become aware of investment and business opportunities which may be appropriate for presentation to us as well as the other entities with which they are affiliated. Our management may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

●	Our Initial Shareholders have agreed to waive their redemption rights with respect to any Founder Shares, private shares and any public shares held by them in connection with the consummation of our initial business combination. Additionally, our Initial Shareholders have agreed to waive their redemption rights with respect to any Founder Shares and private shares held by them if we fail to consummate our initial business combination within 24 months from the closing of our Initial Public Offering (or up to 33 months, if we extend the time to complete a business combination as described in our Registration Statement). If we do not complete our initial business combination within such applicable time period, the proceeds of the sale of the Private Placement Units held in the trust account will be used to fund the redemption of our public shares, and the Private Placement Units and underlying securities will be worthless. The Founder Shares will not, subject to certain exceptions, be transferred, assigned, sold or released from escrow until six months after the date of the consummation of our initial business combination, or earlier, if, subsequent to our initial business combination, we consummate a subsequent liquidation, merger, stock exchange or other similar transaction which results in all of our shareholders having the right to exchange their shares for cash, securities or other property. Since members of our management may directly or indirectly own Ordinary Shares and Rights following our Initial Public Offering, our officers and directors may have a conflict of interest in determining whether a particular target business is an appropriate business with which to complete our initial business combination.

●	Our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

●	Our Initial Shareholders may have a conflict of interest with respect to evaluating a business combination and financing arrangements as we may obtain loans from our Initial Shareholders or an affiliate of our Initial Shareholders to finance transaction costs in connection with an intended initial business combination. Up to $150,000 of such loans may be convertible into working capital units at a price of $10.00 per unit at the option of the lender. Such working capital units would be identical to the Private Placement Units sold in the private placement.

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

Accordingly, as a result of multiple business affiliations, our officers and directors may have similar legal obligations relating to presenting business opportunities meeting the above-listed criteria to multiple entities. Furthermore, our Second Amended and Restated Memorandum and Articles of Association, as amended, provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue, and to the extent the director or officer is permitted to refer that opportunity to us without violating another legal obligation.

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

Limitation on Liability and Indemnification of Officers and Directors

Cayman Islands law does not limit the extent to which a company’s memorandum and articles of association may provide for indemnification of officers and directors, except to the extent any such provision may be held by the Cayman Islands courts to be contrary to public policy, such as to provide indemnification against willful default, willful neglect, civil fraud or the consequences of committing a crime. Our Second Amended and Restated Memorandum and Articles of Association, as amended, provides for indemnification of our officers and directors to the maximum extent permitted by law, including for any liability incurred in their capacities as such, except through their own actual fraud, willful default or willful neglect. We entered into agreements with our directors and officers to provide contractual indemnification in addition to the indemnification provided for in our Second Amended and Restated Memorandum and Articles of Association, as amended. We expect to purchase a policy of directors’ and officers’ liability insurance that insures our officers and directors against the cost of defense, settlement or payment of a judgment in some circumstances and insures us against our obligations to indemnify our officers and directors.

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

ITEM 11. EXECUTIVE COMPENSATION

Executive Compensation

None of our officers or directors have received or, prior to our initial business combination, will receive any cash compensation for services rendered to us. Commencing on the date that our securities are first listed on the Nasdaq through the earlier of consummation of our initial business combination and our liquidation, we will reimburse our Sponsor for office space, utilities and secretarial and administrative services provided to us. In addition, our Sponsor, officers and directors, or any of their respective affiliates, will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to our Sponsor, officers, directors or our or any of their affiliates.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all Ordinary Shares beneficially owned by them. The following table does not reflect record or beneficial ownership of the Private Placement Units as these units are not exercisable within 60 days of the date of this Form 10-K.

The following table is based on 3,854,856 Ordinary Shares outstanding at April 14, 2025. Unless otherwise indicated, it is believed that all persons named in the table below have sole voting and investment power with respect to all Ordinary Shares beneficially owned by them.

Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned	Approximate Percentage of Outstanding Ordinary shares
AlphaVest Holding LP (2)	851,162	22.1%
Peace Capital Limited(3)	1,276,742	33.1%
Pengfei Zheng (2)	2,127,324	55.2%
Yong (David) Yan(4)	—	—
Song (Steve) Jing(4)	—	—
Shu Wang	—	—
Li (Helen) Wei(4)	—	—
Jiangang Luo	—	—
EarlyBirdCapital, Inc.	125,000	3,24%
All executive officers and directors as a group (6 individuals)(4)	2,127,904	55.2%
Mizuho Financial Group, Inc.(5)	560,368	14.54%
Meteora Capital, LLC (6)	318,697	8.27%
Wolverine Asset Management, LLC (7)	200,000	5.19%

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o AlphaVest Acquisition Corp, 420 Lexington Avenue, Room 2446, New York NY 10170.
(2)	Our Sponsor is the record holder of Founder Shares reported herein. Mr. Zheng is the sole director and shareholder of Peace Capital Limited, which owns 62.5% of the sponsor entity. Accordingly, he is deemed to be the beneficial owner of such shares. This includes the 345,000 Ordinary Shares, which TenX Global Capital LP holds through our Sponsor.
(3)

Peace Capital Limited is the record holder of the Founder Shares reported herein. Pengfei Zheng is the sole director and shareholder of Peace Capital Limited. Accordingly, he is deemed to be the beneficial owner of such shares.

(4)	Does not include any shares indirectly owned by this individual as a result of his or her partnership interest in our Sponsor.
(5)	According to a Schedule 13G filed with the SEC on November 14, 2024, Mizuho Financial Group, Inc. owns 560,368 Ordinary Shares.
(6)	According to a Schedule 13G filed with the SEC on November 14, 2024, Meteora Capital, LLC owns 365,298 Ordinary Shares.
(7)	According to a Schedule 13G filed with the SEC on October 15, 2024, Wolverine Asset Management, LLC owns 445,598 Ordinary Shares.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Founder Shares

On February 7, 2022, our Sponsor acquired 1,725,000 Founder Shares for an aggregate purchase price of $25,000. These Founder Shares include an aggregate of up to 225,000 Founder Shares that are subject to forfeiture to the extent that the underwriters’ over-allotment option is not exercised in full or in part, so that the Founder Shares will represent 20% of our issued and outstanding shares after this offering (excluding the private shares and the EBC Founder Shares). On December 29, 2022, EBC exercised its over-allotment option in full resulting in no SPAC Founder Shares being forfeited.

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

On April 18, 2023, the Sponsor transferred an aggregate of 1,035,000 Founder Shares to Peace Capital Limited.

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

Service Arrangements

On December 22, 2022, we entered into an administrative services agreement with our Sponsor, pursuant to which the Sponsor agreed to make available to the Company certain general and administrative services, including office space, utilities and administrative services, as the Company may require from time to time. The Company has agreed to pay to TenX Global Capital LP, an affiliate of the Sponsor, $10,000 per month for such administrative services. For the year ended December 31, 2024, the Company incurred and paid $120,000 in such fees.

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

Promissory Note

On June 3, 2022, the Company issued an unsecured promissory note to the Sponsor (the “Promissory Note”), pursuant to which the Company could borrow up to an aggregate of $150,000 to cover expenses related to the Initial Public Offering. On April 11, 2024, the Company amended and restated the Promissory Note with AlphaVest Holding LP to extend the maturity date to the earlier of: (i) September 12, 2024 or (ii) promptly after the date of the consummation of the business combination. The Promissory Note expired on September 12, 2024. As of December 31, 2024 and 2023, $0 was outstanding.

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

On March 12, 2024, the Company issued a promissory note to TenX Global Capital LP (the “Promissory Note 1”), pursuant to which the Company could borrow up to an aggregate of $400,000. The entire unpaid principal balance of this Note shall be payable on the earlier of: (i) September 12, 2024 (six (6) months from the issuing of this Note) or (ii) promptly after the date on which Maker consummates an initial business combination (a “Business Combination”) (such earlier date, the “Maturity Date”) (as described in its initial public offering prospectus dated December 19, 2022 (the “Prospectus”)). On October 21, 2024, the Company amended and restated Promissory Note 1 to extend the maturity date to the earlier of: (i) December 12, 2024 or (ii) promptly after the date of the consummation of the business combination. As of December 31, 2024, $287,046 was outstanding. On January 6, 2025, the Company entered into the second amended and restated promissory note to extend the maturity date to promptly after the date of the consummation of the business combination.

On May 2, 2024, the Company issued a promissory note to AMC (defined below) (the “Extension Note 2”), pursuant to which the Company could borrow an aggregate of $440,000 to cover expenses in connection with the extension of Business Combination Period. The Extension Note 2 bears no interest. The entire unpaid principal balance of this Note shall be payable on the earlier of: (i) December 12, 2024 or (ii) promptly after the date on which Maker consummates an initial business combination. Upon receiving due notification by the Company of the closing of a business combination, AMC shall convert the unpaid principal balance under Extension Note 2 into a number of shares of non-transferable, non-redeemable, Ordinary Shares of the Company equal to: (x) the principal amount of this Extension Note 2 being converted, divided by (y) the conversion price of Ten Dollars ($10.00), rounded up to the nearest whole number of shares, with such conversion to be effective immediately prior to the closing the such business combination. As of December 31, 2024, $440,000 was outstanding. On January 6, 2025, the Company amended and restated Extension Note 2 to extend the maturity date to promptly after the date of the consummation of the business combination. On March 25, 2025, the Company further amended and restated Extension Note 2 to extend the principal amount of the note to $935,000.

On May 2, 2024, the Company issued a promissory note to AMC (the “Promissory Note 2”), pursuant to which the Company could borrow up to an aggregate of $126,000. The Promissory Note 2 bears no interest. The entire unpaid principal balance of this Promissory Note 2 shall be payable on the earlier of: (i) December 12, 2024 or (ii) promptly after the date on which Maker consummates an initial business combination. Upon receiving due notification by the Company of the closing of a business combination, AMC shall convert the unpaid principal balance under Promissory Note 2 into a number of shares of non-transferable, non-redeemable, Ordinary Shares of the Company equal to: (x) the principal amount of this Promissory Note 2 being converted, divided by (y) the conversion price of Ten Dollars ($10.00), rounded up to the nearest whole number of shares, with such conversion to be effective immediately prior to the closing the such business combination. As of December 31, 2024, $126,000 was outstanding. On January 6, 2025, the Company amended and restated Promissory Note 2 to extend the maturity date to promptly after the date of the consummation of the business combination.

On October 11, 2024, the Company issued a promissory note to AMC (the “Promissory Note 3”), pursuant to which the Company could borrow up to an aggregate of $100,000. The entire unpaid principal balance of this Promissory Note 3 shall be payable on the earlier of: (i) December 31, 2024 or (ii) promptly after the date on which Maker consummates an initial business combination. Upon receiving due notification by the Company of the closing of a business combination, potential target shall convert the unpaid principal balance under Promissory Note 3 into a number of shares of non-transferable, non-redeemable, Ordinary Shares of the Company equal to: (x) the principal amount of this Promissory Note 3 being converted, divided by (y) the conversion price of Ten Dollars ($10.00), rounded up to the nearest whole number of shares, with such conversion to be effective immediately prior to the closing the such business combination. As of December 31, 2024, $57,449 was outstanding. On January 6, 2025, the promissory note was amended and restated to (i) extend the maturity date to promptly after the date the business combination is consummated, and (ii) increase the principal amount to $200,000. On April 13, 2025, the Company further amended and restated the promissory note to extend the principal amount of the note to $350,000.

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

In addition, in order to finance transaction costs in connection with an intended initial business combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required on a non-interest basis. If we complete an initial business combination, we would repay such loaned amounts. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $150,000 of such loans may be convertible into Units, or working capital units, at a price of $10.00 per unit at the option of the lender. The working capital units would be identical to the Private Placement Units sold in the private placement. Except as set forth above, the terms of such loans, if any, have not been determined and no written agreements

Policy for Approval of Related Party Transactions

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The firm of UHY LLP, or UHY, currently acts as our independent registered public accounting firm. The following is a summary of fees paid to UHY for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by UHY in connection with regulatory filings. The aggregate fees billed by UHY for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the year ended December 31, 2024 and 2023 totaled $128,575 and $112,867, respectively.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. The aggregate fees billed by UHY for the review of our registration statements and other regulatory documents filed with SEC for the year ended December 31, 2024 and 2023 totaled $9,960 and $0, respectively.

Tax Fees. For the year ended December 31, 2024 and 2023, our independent registered public accounting firms did not render services to us for tax compliance, tax advice and tax planning.

All Other Fees. For the year ended December 31, 2024 and 2023, there were no fees billed for products and services provided by our independent registered public accounting firm other than those set forth above.

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS, AND SCHEDULES

(a)	The following documents are filed as part of this report:

Exhibit No.	Description
1.1*	Underwriting Agreement, dated December 19, 2022, by and between the Company and EarlyBirdCapital, Inc., as representative of the underwriters. (incorporated by reference to Exhibit 1.1 to our Current Report on Form 8-K, filed with the SEC on December 22, 2022).
2.1*	Business Combination Agreement, dated as of August 16, 2024 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the SEC on August 22, 2024).
3.1*	Memorandum and Articles of Association. (incorporated by reference to Exhibit 3.1 to our Registration Statement (No. 333-268188) filed with the SEC on December 13, 2022).
3.2*	Amended and Restated Memorandum and Articles of Association. (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K, filed with the SEC on December 22, 2022).
3.3*	Second Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K, filed with the SEC on December 28, 2023).
3.4*	Amendment to the Second Amended and Restated Memorandum and Articles of Association, dated December 18, 2024. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on December 19, 2024).
4.1*	Specimen Unit Certificate. (incorporated by reference to Exhibit 4.1 to our Registration Statement (No. 333-268188) filed with the SEC on December 13, 2022).
4.2*	Specimen Ordinary Share Certificate. (incorporated by reference to Exhibit 4.2 to our Registration Statement (No. 333-268188) filed with the SEC on December 13, 2022).
4.3*	Specimen Rights Certificate(incorporated by reference to Exhibit 4.3 to our Registration Statement (No. 333-268188) filed with the SEC on December 13, 2022).
4.4*

Rights Agreement, dated December 19, 2022, by and between the Company and Continental Stock Transfer & Trust Company, as rights agent. (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K, filed with the SEC on December 22, 2022).

4.5*	Description of Securities (incorporated by reference to Exhibit 4.5 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 31, 2023).
10.1*	Promissory Note, dated June 3, 2022, issued to AlphaVest Management LLC. (incorporated by reference to Exhibit 10.1 to our Registration Statement (No. 333-268188) filed with the SEC on December 13, 2022).
10.2*	Letter Agreement, dated December 19, 2022, by and among the Company, its executive officers, its directors and AlphaVest Holding LP. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed with the SEC on December 22, 2022).
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

82

10.13*

Amendment to the Investment Management Trust Agreement, dated December 21, 2023, by and between AlphaVest Acquisition Corp and Continental Stock Transfer & Trust Company. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed with the SEC on December 28, 2023).

10.14*	Form of Sponsor Support Agreement (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on August 22, 2024).
10.15*	Form of Transaction Support Agreement (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on August 22, 2024).
10.16*	Form of Lock-Up Agreement (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed with the SEC on August 22, 2024).
10.17*	Amendment to the Investment Management Trust Agreement, dated December 18, 2024, by and between AlphaVest Acquisition Corp and Continental Stock Transfer & Trust Company. (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on December 19, 2024).
10.18	Amended and Restated Promissory Note dated January 6, 2025 by and between AlphaVest Acquisition Corp and TenX Global Capital LP.
10.19	Amended and Restated Promissory Note dated January 6, 2025 by and between AlphaVest Acquisition Corp and AMC Corporation.
10.20	Amended and Restated Promissory Note dated January 6, 2025 by and between AlphaVest Acquisition Corp and AMC Corporation.
10.21	Amended and Restated Promissory Note dated January 6, 2025 by and between AlphaVest Acquisition Corp and AMC Corporation.
10.22*	Termination, dated as of March 18, 2024, delivered by AlphaVest Acquisition Corp (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on March 25, 2024).
10.23	Second Amended and Restated Promissory Note dated March 25, 2025 by and between AlphaVest Acquisition Corp and AMC Corporation.
10.24	Second Amended and Restated Promissory Note dated April 15, 2025 by and between AlphaVest Acquisition Corp and AMC Corporation.
14.1*	Form of Code of Ethics. (incorporated by reference to Exhibit 14.1 to our Registration Statement (No. 333-268188) filed with the SEC on December 13, 2022).
19.1	Insider Trading Policy
21.1**	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on April 16, 2024)
31.1**	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2**	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1***	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002
32.2***	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002
97.1*	AlphaVest Acquisition Corporation Clawback Policy. (incorporated by reference to Exhibit 97.1 to the Company’s Annual Report on Form 10-K for the year ended December 13, 2023, filed with the SEC on April 16, 2024.
101.INS**	Inline XBRL Instance Document (The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document)
101.SCH**	Inline XBRL Taxonomy Extension Schema
101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE*104**	Inline XBRL Taxonomy Extension Presentation Linkbase Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Previously filed.
**	Filed herewith.
***	Furnished herewith.

Item 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, as amended, the registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the Cayman Islands, on the 14th day of April, 2025.

ALPHAVEST ACQUISITION CORP

By:	/s/ Yong (David) Yan
Name:	Yong (David) Yan
Title:	Principal Executive Officer

Pursuant to the requirements of the Securities Act of 1933, as amended, this Annual Report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Position	Date

/s/ Yong (David) Yan	Principal Executive Officer and Director	April 14, 2025
Yong (David) Yan	(Principal Executive Officer)

/s/ Song (Steve) Jing	Principal Financial Officer	April 14, 2025
Song (Steve) Jing	(Principal Financial Officer and Principal Accounting Officer)

/s/ Pengfei Zheng
Pengfei Zheng	Chairman	April 14, 2025

ALPHAVEST ACQUISITION CORP

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Shareholders of AlphaVest Acquisition Corp

Opinion on the Financial Statements

We have audited the accompanying balance sheets of AlphaVest Acquisition Corp (the Company) as of December 31, 2024, and 2023, and the related statements of operations, changes in shareholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2024, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and 2023, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

New York, New York

April 14, 2025

ALPHAVEST ACQUISITION CORP

BALANCE SHEETS

	December 31, 2024	December 31, 2023

ASSETS
Current Assets:
Cash	$4,215	$28,560
Prepaid expenses	3,789	34,573
Total Current Assets	8,004	63,133
Marketable securities held in trust account	18,000,701	50,880,604
Cash held in trust escrow account	55,000	-
Total Assets	$18,063,705	$50,943,737

LIABILITIES, REDEEMABLE ORDINARY SHARES, AND SHAREHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued offering costs and expenses	$488,308	$213,118
Other payable	125,000	-
Due to related party	9,837	9,837
Promissory notes – third party	507,046	-
Promissory notes – related party	623,449	165,000
Total Current Liabilities	1,753,640	387,955

Total Liabilities	1,753,640	387,955

Commitments and contingencies

Ordinary shares subject to possible redemption (1,574,356 shares at $11.47 and 4,725,829 shares at $10.77 per share as of December 31, 2024 and 2023, respectively)	18,055,701	50,880,604

Shareholders’ Deficit:
Preferred shares, $0.0001 par value; 2,000,000 shares authorized; none issued and outstanding as of December 31, 2024 and 2023, respectively	-	-
Ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 2,280,500 shares issued and outstanding as of December 31, 2024 and 2023, respectively	228	228
Additional paid-in capital	-	-
Accumulated deficit	(1,745,864)	(325,050)
Total Shareholders’ Deficit	(1,745,636)	(324,822)
Total Liabilities, Redeemable Ordinary Shares, and Shareholders’ Deficit	$18,063,705	$50,943,737

The accompanying notes are an integral part of these financial statements.

ALPHAVEST ACQUISITION CORP

STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2024	2023
Formation and operating costs	$870,821	$676,318
Loss from operations	(870,821)	(676,318)

Other Income:
Interest income on investments held in trust account	2,674,089	3,580,311
Unrealized loss on investments held in trust account	(92,316)	-
Bank interest income	7	181
Total other income	2,581,780	3,580,492

Net income	$1,710,959	$2,904,174

Weighted average ordinary shares outstanding, ordinary shares subject to possible redemption	4,622,502	6,870,217
Basic and diluted net income per share, ordinary shares subject to redemption	$0.47	$0.45
Weighted average ordinary shares outstanding, ordinary shares, non-redeemable	2,280,500	2,280,500
Basic and diluted net loss per share, ordinary shares, non-redeemable	$(0.21)	$(0.09)

The accompanying notes are an integral part of these financial statements.

ALPHAVEST ACQUISITION CORP

STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE YEAR ENDED DECEMBER 31, 2024

	Ordinary shares	Amount	Additional paid-in capital	Accumulated deficit	Total shareholders’ deficit
Balance as of January 1, 2024	2,280,500	$228	$-	$(325,050)	$(324,822)
Accretion for ordinary shares subject to redemption amount (interest income)	-	-	-	(2,581,773)	(2,581,773)
Accretion for ordinary shares subject to redemption amount (extension deposit)	-	-	-	(550,000)	(550,000)
Net income	-	-	-	1,710,959	1,710,959
Balance as of December 31, 2024	2,280,500	$228	$-	$(1,745,864)	$(1,745,636)

FOR THE YEAR ENDED DECEMBER 31, 2023

	Ordinary shares	Amount	Additional paid-in capital	Accumulated deficit	Total shareholders’ equity (deficit)
Balance as of January 1, 2023	2,280,500	$228	$596,893	$(42,578)	$554,543
Accretion for ordinary shares subject to redemption amount (interest income)	-	-	(596,893)	(3,021,646)	(3,618,539)
Accretion for ordinary shares subject to redemption amount (extension deposit)	-	-	-	(165,000)	(165,000)
Net income	-	-	-	2,904,174	2,904,174
Balance as of December 31, 2023	2,280,500	$228	$-	$(325,050)	$(324,822)

The accompanying notes are an integral part of these financial statements.

ALPHAVEST ACQUISITION CORP

STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2024	2023
Cash flows from operating activities:
Net income	$1,710,959	2,904,174
Adjustments to reconcile net income to net cash used in operating activities:
Trust investment income	(2,674,089)	(3,580,311)
Unrealized loss on investments held in trust account	92,316	-
Changes in operating assets and liabilities:
Prepaid expense	122,423	80,578
Accounts payable and accrued offering costs and expenses	590,780	(34,916)
Other payable	125,000	-
Promissory note – related party	19,620	-
Promissory note – third party	43,646	-
Net cash provided by (used in) operating activities	30,655	(630,475)

Cash flows from investing activities:
Cash deposited to trust account	(495,000)	(165,000)
Cash deposited to trust escrow account	(55,000)	-
Cash withdrawn from trust account in connection with redemption	35,956,676	23,282,936
Net cash provided by investing activities	35,406,676	23,117,936

Cash flows from financing activities:
Proceeds from promissory note – related party	55,000	165,000
Proceeds from promissory note – third party	440,000	-
Redemption of ordinary shares	(35,956,676)	(23,282,936)
Net cash used in financing activities	(35,461,676)	(23,117,936)

Net change in cash	(24,345)	(630,475)
Cash at beginning of period	28,560	659,035
Cash at end of period	$4,215	28,560

Supplemental disclosure of noncash investing and financing activities
Accretion for ordinary shares subject to redemption amount	$3,131,773	$3,580,311
Accrued expenses converted to promissory note– related party	$267,426	$-
Accrued expenses converted to promissory note – third party	$48,164	$-
Prepaid expenses paid by promissory note – third party	$91,639	$-

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

As of December 31, 2024, the Company had not commenced any operations. All activity through December 31, 2024 relates to the Company’s formation and the initial public offering (“IPO”), which is described below, and subsequent to the IPO, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion an initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.

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

The Company will have until the last Extended Date, September 22, 2025 to consummate a Business Combination (the “Combination Period”). However, if the Company has not completed a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned and not previously released to us to pay our taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then issued and outstanding Public Shares, which redemption will completely extinguish the rights of the Public Shareholders as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining Public Shareholders and its Board of Directors, liquidate and dissolve, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

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

On December 18, 2024, the Company held another extraordinary general meeting (the “2024 Extraordinary General Meeting”) at which the shareholders of the Company voted on three proposals: (i) a proposal, by special resolution, to amend the Company’s Second Amended and Restated Memorandum and Articles of Association to (a) extend the date by which the Company must consummate a business combination up to nine (9) times from December 22, 2024 to September 22, 2025 (the “Revised Termination Date”), each by an additional one (1) month, for a total of up to nine (9) months, assuming a business combination has not occurred, and (b) delete the provision (the “Redemption Limitation”) that the Company shall not redeem public shares to the extent that such redemption would cause the Company’s net tangible assets to be less than $5,000,001; (ii) a proposal, by ordinary resolution, to further amend the Trust Agreement to effectuate the foregoing extension and depositing into the Trust Account $55,000 per one-month extension two (2) days prior to such extension (assuming a business combination has not occurred) in exchange for a non-interest bearing, unsecured promissory note payable upon the consummation of a business combination; and (iii) a proposal, by ordinary resolution, to adjourn the 2024 Extraordinary General Meeting, to a later date or dates, if necessary. In connection with the shareholders’ vote at the 2024 Extraordinary General Meeting, shareholders of 3,151,473 ordinary shares of the Company exercised their right to redeem such shares (the “2024 Redemption”) for a pro rata portion of the funds held in the Trust Account. As a result, approximately $35,956,676 (approximately $11.41 per share) was removed from the Trust Account to pay such holders and approximately $17,962,587 remained in the Trust Account. Following the 2024 Redemptions, the Company had 3,854,856 ordinary shares outstanding.

On May 2, 2024, the Company issued a promissory note to a potential target, pursuant to which the Company could borrow an aggregate of $440,000 (the “Extension Note 2”) to cover expenses in connection with the extension of Business Combination Period. Principal of this Extension Note 2 may be drawn down from time to time prior to the Maturity Date upon written request from the Company. On January 6, 2025, the promissory note was amended and restated to extend the maturity date to promptly after the date the business combination is consummated. On March 25, 2025, the promissory note was further amended to increase the principal amount to $935,000.

As of April 14, 2025, an aggregate of $880,000 was deposited into trust account and trust escrow account to extend the business combination period to April 22, 2025.

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

On May 2, 2024, the Company issued a promissory note to AMC (defined below) (the “Extension Note 2”), pursuant to which the Company could borrow an aggregate of $440,000 to cover expenses in connection with the extension of Business Combination Period. The Extension Note 2 bears no interest. The entire unpaid principal balance of this Note shall be payable on the earlier of: (i) December 12, 2024 or (ii) promptly after the date on which Maker consummates an initial business combination. Upon receiving due notification by the Company of the closing of a business combination, AMC shall convert the unpaid principal balance under Extension Note 2 into a number of shares of non-transferable, non-redeemable, ordinary shares of the Company equal to: (x) the principal amount of this Extension Note 2 being converted, divided by (y) the conversion price of Ten Dollars ($10.00), rounded up to the nearest whole number of shares, with such conversion to be effective immediately prior to the closing the such business combination. On January 6, 2025, the promissory note was amended and restated to extend the maturity date to promptly after the date the business combination is consummated. On March 25, 2025, the promissory note was further amended to increase the principal amount to $935,000. As of December 31, 2024 and 2023, $440,000 and $0 were outstanding, respectively.

On May 2, 2024, the Company issued a promissory note to AMC (the “Promissory Note 2”), pursuant to which the Company could borrow up to an aggregate of $126,000. The Promissory Note 2 bears no interest. The entire unpaid principal balance of this Promissory Note 2 shall be payable on the earlier of: (i) December 12, 2024 or (ii) promptly after the date on which Maker consummates an initial business combination. Upon receiving due notification by the Company of the closing of a business combination, AMC shall convert the unpaid principal balance under Promissory Note 2 into a number of shares of non-transferable, non-redeemable, ordinary shares of the Company equal to: (x) the principal amount of this Promissory Note 2 being converted, divided by (y) the conversion price of Ten Dollars ($10.00), rounded up to the nearest whole number of shares, with such conversion to be effective immediately prior to the closing the such business combination. On January 6, 2025, the promissory note was amended and restated to extend the maturity date to promptly after the date the business combination is consummated. As of December 31, 2024 and 2023, $126,000 and $0 were outstanding, respectively.

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

On October 11, 2024, the Company issued a third non-interest-bearing promissory note to AMC (the “Promissory 3”) pursuant to which the Company could borrow up to an aggregate of $100,000 to cover the Company’s working capital requirements. The promissory note is due and payable on the earlier of: (i) December 31, 2024, or (ii) promptly after the date on which the business combination is consummated. On January 6, 2025, the promissory note was amended and restated to (i) extend the maturity date to promptly after the date the business combination is consummated, and (ii) increase the principal amount to $200,000. On April 13, 2025, the Company further amended and restated the promissory note to extend the principal amount of the note to $350,000. As of December 31, 2024, $57,449 was outstanding.

Going Concern Consideration and Management Liquidity Plans

As of December 31, 2024, the Company had cash of $4,215 and working capital deficit of $1,745,636. Subsequent to the consummation of the IPO, the Company expects to continue to incur significant professional costs to remain as a publicly traded company and to incur significant transaction costs in pursuit of the consummation of a Business Combination. The Company expects that it will need additional capital to satisfy its needs for paying these costs. Although certain of the Company’s initial shareholders or their affiliates may loan the Company funds, there’s no guarantee that the Company will receive such funds.

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

On September 13, 2024, the Company received a written notice (the “Notice”) from the Listing Qualifications Department of The Nasdaq Stock Market LLC notifying the Company that the Company is not in compliance with Nasdaq Listing Rule 5450(a)(2) (the “Minimum Total Holders Rule”), which requires the Company to have at least 400 total holders for continued listing on the Nasdaq Global Market. The Notice stated that the Company had 45 calendar days, or until October 28, 2024, to submit a plan to regain compliance with the Minimum Total Holders Rule. In connection with this Notice, the Company determined to voluntarily transfer the listing of its securities from the Nasdaq Global Market to the Nasdaq Capital Market, which has a lower holder requirement. On November 12, 2024, the Company received notification that its voluntary application to transfer the listing of its ordinary shares, units, and rights from the Nasdaq Global Market to the Nasdaq Capital Market was approved by the Listing Qualifications Department of the Nasdaq Stock Market LLC. The Company’s securities began trading on the Nasdaq Capital Market at the opening of trading on November 14, 2024. Notwithstanding the foregoing, there can be no assurance that the Company will be able to continue to satisfy all the requirements for continued listing on Nasdaq. If the Company’s securities were delisted prior to the consummation of the Business Combination, it could negatively impact the Company’s ability to consummate such Business Combination for the reasons described below.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary and are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the SEC. All intercompany accounts and transactions are eliminated upon consolidation.

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had a cash balance of $4,215 and $28,560 as of December 31, 2024 and 2023, respectively.

Investments Held in Trust Account

The Company’s portfolio of investments held in the trust account is comprised of investments only in U.S. government securities with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. The Company’s investments held in the trust account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in trust account are included in interest earned on marketable securities held in trust account in the accompanying statements of operations. The estimated fair value of investments held in the trust account is determined using available market information. As of December 31, 2024 and 2023, the trust account had balance of $18,000,701 and $50,880,604, respectively. The interest earned from the trust account totaled $2,581,773 and $3,580,311 for the year ended December 31, 2024 and 2023, respectively, which were fully reinvested into the trust account as earned and unrealized gain on investments and therefore presented as an adjustment to the operating activities in the Statement of Cash Flows.

Cash held in Trust Escrow Account

As of December 31, 2024, the Company had $55,000 in cash held in the trust escrow account which not yet been deposited to Trust Account. Once deposited, the full amount will be invested in U.S. government securities with a maturity of 185 days or less or in money market funds.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2024 and 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statement.

Net Income (Loss) per Ordinary Shares

The Company complies with accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. The statements of operations include a presentation of income (loss) per redeemable share and income (loss) per non-redeemable share following the two-class method of income per share. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable shares and non-redeemable shares and the undistributed income (loss) is calculated using the total net loss less any dividends paid. The Company then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable shares. Any remeasurement of the accretion to redemption value of the common shares subject to possible redemption was considered to be dividends paid to the public shareholders. As of December 31, 2024, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted income (loss) per share is the same as basic income (loss) per share for the period presented.

The net income (loss) per share presented in the statements of operations is based on the following:

	For the Year Ended December 31,
	2024		2023
	Redeemable	Non-Redeemable	Redeemable	Non-Redeemable
Particulars	Shares	Shares	Shares	Shares
Basic and diluted net income/(loss) per share:
Weighted-average shares outstanding	4,622,502	2,280,500	6,870,217	2,280,500
Ownership percentage	67%	33%	75%	25%
Numerators:
Allocation of net loss including accretion of temporary equity	(951,429)	(469,385)	(631,513)	(209,624)
Interest earned on investment held in trust account	2,581,773	-	3,580,311	-
Accretion of temporary equity to redemption value (extension deposit)	550,000	-	165,000	-
Allocation of net income/(loss)	2,180,344	(469,385)	3,113,798	(209,624)
Denominators:
Weighted-average shares outstanding	4,622,502	2,280,500	6,870,217	2,280,500
Basic and diluted net income/(loss) per share	0.47	(0.21)	0.45	(0.09)

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

Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance enumerated in ASC 480 “Distinguishing Liabilities from Equity”. Ordinary shares subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares is classified as stockholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at December 31, 2024 and 2023, the ordinary shares subject to possible redemption in the amount of $18,055,701 and $50,880,604, respectively, are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

At December 31, 2024, the ordinary shares reflected in the balance sheets are reconciled in the following table:

Ordinary Shares subject to possible redemption, December 31, 2023	$50,880,604
Less:
Withdrawn in connection with redemption	(35,956,676)
Plus:
Accretion for ordinary shares subject to redemption (income earned on investment held in trust account)	2,581,773
Accretion for ordinary shares subject to redemption (extension deposit)	550,000

Ordinary shares subject to possible redemption, December 31, 2024	$18,055,701

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

Recent Accounting Standards

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments in this ASU require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating officer decision maker (“CODM”), as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. The ASU requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Public entities will be required to provide all annual disclosures currently required by Topic 280 in interim periods, and entities with a single reportable segment are required to provide all the disclosures required by the amendments in this ASU and existing segment disclosures in Topic 280. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. This was effective for the Company during the year ended December 31, 2024, and did not have a material impact to the financial statements.

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

As of December 31, 2024 and 2023, the amounts due to related parties were $516,883 and $174,837, respectively, which is expected to be settled upon the consummation of the business combination.

Administrative Services Agreement

Commencing on the date the Units are first listed on the Nasdaq, the Company has agreed to pay TenX Global Capital LP a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the year ended December 31, 2024 and 2023, the Company incurred $120,000 in fees respectively for these services with $0 and $96,129 paid, respectively.

Promissory Notes - Related Party

On June 3, 2022, the Company issued an unsecured promissory note to the Sponsor (the “Promissory Note”), pursuant to which the Company could borrow up to an aggregate of $150,000 to cover expenses related to the IPO. On April 11, 2024, the Company amended and restated the Promissory Note with AlphaVest Holding LP to extend the maturity date to the earlier of: (i) September 12, 2024 or (ii) promptly after the date of the consummation of the business combination. The Promissory Note expired on September 12, 2024. As of December 31, 2024 and 2023, $0 was outstanding.

On December 21, 2023, Alphavest Holding LP, one of the Sponsor, agreed to loan the Company $165,000 (as amended and restated, the “Extension Note”) to cover expenses in connection with extensions of Business Combination Period. The Extension Note is unsecured, interest-free and payable on the earlier of: (i) March 22, 2024 or (ii) promptly after the date on which the Company consummates a Business Combination (such earlier date, the “Maturity Date”). The Company may request, from time to time, up to $715,000 in drawdowns under this Extension Note to be used for extension payments related to the Company’s Business Combination. Principal of this Extension Note may be drawn down from time to time prior to the Maturity Date upon written request from the Company. On April 15, 2024, the Company amended and restated the Extension Note with AlphaVest Holding LP to increase the principal amount to $715,000 extend the maturity date to the earlier of: (i) September 12, 2024 or (ii) promptly after the date of the consummation of the business combination. On October 25, 2024, the promissory note was further amended and restated to extend the maturity date to promptly after the date the business combination is consummated. As of December 31, 2024 and 2023, $220,000 and $165,000 were outstanding respectively.

On March 12, 2024, the Company issued a promissory note to TenX Global Capital LP (the “Promissory Note 1”), pursuant to which the Company could borrow up to an aggregate of $400,000. The entire unpaid principal balance of this Note shall be payable on the earlier of: (i) September 12, 2024 (six (6) months from the issuing of this Note) or (ii) promptly after the date on which Maker consummates an initial business combination (a “Business Combination”) (such earlier date, the “Maturity Date”) (as described in its initial public offering prospectus dated December 19, 2022 (the “Prospectus”)). On October 21, 2024, the Company amended and restated the Promissory Note with AlphaVest Holding LP to extend the maturity date to the earlier of: (i) December 12, 2024 or (ii) promptly after the date of the consummation of the business combination. On January 6, 2025, the promissory note was further amended and restated to extend the maturity date to promptly after the date the business combination is consummated. As of December 31, 2024 and 2023, $287,046 and $0 were outstanding, respectively.

Website Service

On February 22, 2024 and 2023, the Company has agreed to pay TenX Global Capital LP a total of $537 and $784 for annual website service, respectively. For the year ended December 31, 2024 and 2023, the Company incurred $559 and $784 in fees for these services, respectively.

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

NOTE 7 - SHAREHOLDERS’ EQUITY

Preference Shares - The Company is authorized to issue 2,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2024, there were no shares of preference shares issued or outstanding.

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

As of December 31, 2024 and 2023, there were 2,280,500 ordinary shares issued and outstanding, excluding 1,574,356 and 4,725,829 ordinary shares subject to possible redemption which are presented as temporary equity as of December 31, 2024 and 2023, respectively.

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2024 and 2023 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value. At December 31, 2024, the Company has recognized the unrealizes loss of $92,316.

Date	Trading Securities	Level	Fair Value
December 31, 2024	Marketable securities held in the trust account	1	$18,000,701

December 31, 2023	Marketable securities held in the trust account	1	$50,880,604

NOTE 9 - SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company identified the following subsequent events that require disclosure in the financial statements.

On January 6, 2025, Promissory Note 1, Promissory Note 2, and Extension Note 2 were further amended and restated to extend the maturity date to promptly after the date the business combination is consummated. Promissory Note 3 was amended and restated to (i) extend the maturity date to promptly after the date the business combination is consummated, and (ii) increase the principal amount to $200,000. On March 25, 2025, Extension Note 2 was further amended to increase the principal amount to $935,000. On April 13, 2025, the Company further amended and restated the Promissory Note to extend the principal amount of the note to $350,000.

