Form 10-Q
period 2025-03-31
AlphaVest Acquisition Corp.
filed 2025-05-20
CIK 1937891

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number 001-41574

ALPHAVEST ACQUISITION CORP

(Exact name of registrant as specified in its charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

205 W. 37th Street

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

As of May 19, 2025, there were 3,854,856 ordinary shares, par value $0.0001 issued and outstanding.

ALPHAVEST ACQUISITION CORP

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

ALPHAVEST ACQUISITION CORP

CONSOLIDATED BALANCE SHEETS

	March 31, 2025	December 31, 2024
	(Unaudited)
ASSETS
Current Assets:
Cash	$4,216	$4,215
Prepaid expenses	66,525	3,789
Total Current Assets	70,741	8,004
Marketable securities held in trust account	18,407,880	18,000,701
Cash held in trust escrow account	-	55,000
Total Assets	$18,478,621	$18,063,705

LIABILITIES, REDEEMABLE ORDINARY SHARES, AND SHAREHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued offering costs and expenses	$526,760	$488,308
Other payable	70,000	125,000
Due to related party	9,837	9,837
Promissory notes – related party	558,326	507,046
Promissory notes – third party	994,936	623,449
Total Current Liabilities	2,159,859	1,753,640

Total Liabilities	2,159,859	1,753,640

Commitments and contingencies

Ordinary shares subject to possible redemption (1,574,356 shares at $11.69 and $11.47 per share as of March 31, 2025 and December 31, 2024, respectively)	18,407,880	18,055,701

Shareholders’ Deficit:
Preferred shares, $0.0001 par value; 2,000,000 shares authorized; none issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	-	-
Ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 2,280,500 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	228	228
Additional paid-in capital	-	-
Accumulated deficit	(2,089,346)	(1,745,864)
Total Shareholders’ Deficit	(2,089,118)	(1,745,636)
Total Liabilities, Redeemable Ordinary Shares, and Shareholders’ Deficit	$18,478,621	$18,063,705

The accompanying notes are an integral part of the unaudited consolidated financial statements.

ALPHAVEST ACQUISITION CORP

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,
	2025	2024
Formation and operating costs	$178,483	$236,926
Loss from operations	(178,483)	(236,926)

Other Income:
Interest income on investments held in trust account	187,179	678,480
Unrealized loss on investments held in trust account	-	(92,316)
Bank interest income	1	3
Total other income	187,180	586,167

Net income	$8,697	$349,241

Weighted average ordinary shares outstanding, ordinary shares subject to possible redemption	1,574,356	4,725,829
Basic and diluted net income per share, ordinary shares subject to redemption	$0.13	$0.09
Weighted average ordinary shares outstanding, ordinary shares, non-redeemable	2,280,500	2,280,500
Basic and diluted net loss per share, ordinary shares, non-redeemable	$(0.09)	$(0.04)

The accompanying notes are an integral part of the unaudited consolidated financial statements.

ALPHAVEST ACQUISITION CORP

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2025

	Ordinary shares	Amount	Additional paid-in capital	Accumulated deficit	Total shareholders’ deficit
Balance as of January 1, 2025	2,280,500	$228	$-	(1,745,864)	(1,745,636)
Accretion for ordinary shares subject to redemption amount (interest income)	-	-	-	(187,179)	(187,179)
Accretion for ordinary shares subject to redemption amount (extension deposit)	-	-	-	(165,000)	(165,000)
Net income	-	-	-	8,697	8,697

Balance as of March 31, 2025	2,280,500	$228	$-	(2,089,346)	(2,089,118)

FOR THE THREE MONTHS ENDED MARCH 31, 2024

	Ordinary shares	Amount	Additional paid-in capital	Accumulated deficit	Total shareholders’ deficit
Balance as of January 1, 2024	2,280,500	$228	$-	$(325,050)	$(324,822)
Accretion for ordinary shares subject to redemption amount (interest income)	-	-	-	(586,164)	(586,164)
Accretion for ordinary shares subject to redemption amount (extension deposit)	-	-	-	(55,000)	(55,000)
Net income	-	-	-	349,241	349,241

Balance as of March 31, 2024	2,280,500	$228	$-	$(616,973)	$(616,745)

The accompanying notes are an integral part of the unaudited consolidated financial statements.

ALPHAVEST ACQUISITION CORP

UNAUDITED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net income	$8,697	349,241
Adjustments to reconcile net income to net cash used in operating activities:
Trust investment income	(187,179)	(678,480)
Unrealized loss on investments held in trust account	-	92,316
Changes in operating assets and liabilities:
Prepaid expense	36,248	37,522
Accounts payable and accrued offering costs and expenses	142,235	170,097
Promissory note – related party	-	14,535
Net cash provided by (used in) operating activities	1	(14,769)

Cash flows from investing activities:
Cash deposited to trust account	(220,000)	-
Cash deposited to trust escrow account	-	(55,000)
Net cash used in investing activities	(220,000)	(55,000)

Cash flows from financing activities:
Proceeds from promissory note - related party	-	55,000
Proceeds from promissory note - third party	220,000	-
Net cash provided by financing activities	220,000	55,000

Net change in cash	1	(14,769)
Cash at beginning of period	4,215	28,560
Cash at end of period	$4,216	13,791

Supplemental disclosure of noncash investing and financing activities
Accretion for ordinary shares subject to redemption amount	$352,179	$586,164
Accrued expenses converted to promissory note – related party	$51,250	$51,367
Accrued expenses converted to promissory note – third party	$52,503	$-
Other payable converted to promissory note – third party	$55,000	$-
Prepaid expenses paid by promissory note – third party	$98,984	$-

The accompanying notes are an integral part of the unaudited consolidated financial statements.

ALPHAVEST ACQUISITION CORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

As of March 31, 2025, the Company had not commenced any operations. All activity through March 31, 2025 relates to the Company’s formation and the initial public offering (“IPO”), which is described below, and subsequent to the IPO, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion an initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.

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

On December 21, 2023, the Company issued a promissory note to Alphavest Holding LP, one of the Sponsors, pursuant to which the Company could borrow an aggregate of $165,000 (the “Extension Note”) to cover expenses in connection with the extension of Business Combination Period. Principal of this Extension Note may be drawn down from time to time prior to the Maturity Date upon written request from the Company. On April 15, 2024, the Company amended and restated the Extension Note to increase the principal amount to $715,000 and extend the maturity date to the earlier of : (i) September 12, 2024 or (ii) promptly after the date of the consummation of the business combination. On October 25, 2024, the Extension Note was further amended and restated to extend the maturity date to promptly after the date the business combination is consummated.

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

As of May 19, 2025, an aggregate of $935,000 was deposited into trust account and trust escrow account to extend the business combination period to May 22, 2025.

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

On May 2, 2024, the Company issued a promissory note to AMC (defined below) (the “Extension Note 2”), pursuant to which the Company could borrow an aggregate of $440,000 to cover expenses in connection with the extension of Business Combination Period. The Extension Note 2 bears no interest. The entire unpaid principal balance of this Note shall be payable on the earlier of: (i) December 12, 2024 or (ii) promptly after the date on which Maker consummates an initial business combination. Upon receiving due notification by the Company of the closing of a business combination, AMC shall convert the unpaid principal balance under Extension Note 2 into a number of shares of non-transferable, non-redeemable, ordinary shares of the Company equal to: (x) the principal amount of this Extension Note 2 being converted, divided by (y) the conversion price of Ten Dollars ($10.00), rounded up to the nearest whole number of shares, with such conversion to be effective immediately prior to the closing the such business combination. On January 6, 2025, the promissory note was amended and restated to extend the maturity date to promptly after the date the business combination is consummated. On March 25, 2025, the promissory note was further amended to increase the principal amount to $935,000. As of March 31, 2025 and December 31, 2024, $660,000 and $440,000 were outstanding, respectively.

On May 2, 2024, the Company issued a promissory note to AMC (the “Promissory Note 2”), pursuant to which the Company could borrow up to an aggregate of $126,000. The Promissory Note 2 bears no interest. The entire unpaid principal balance of this Promissory Note 2 shall be payable on the earlier of: (i) December 12, 2024 or (ii) promptly after the date on which Maker consummates an initial business combination. Upon receiving due notification by the Company of the closing of a business combination, AMC shall convert the unpaid principal balance under Promissory Note 2 into a number of shares of non-transferable, non-redeemable, ordinary shares of the Company equal to: (x) the principal amount of this Promissory Note 2 being converted, divided by (y) the conversion price of Ten Dollars ($10.00), rounded up to the nearest whole number of shares, with such conversion to be effective immediately prior to the closing the such business combination. On January 6, 2025, the promissory note was amended and restated to extend the maturity date to promptly after the date the business combination is consummated. As of March 31, 2025 and December 31, 2024, $126,000 was outstanding.

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

On October 11, 2024, the Company issued a third non-interest-bearing promissory note to AMC (the “Promissory 3”) pursuant to which the Company could borrow up to an aggregate of $100,000 to cover the Company’s working capital requirements. The promissory note is due and payable on the earlier of: (i) December 31, 2024, or (ii) promptly after the date on which the business combination is consummated. On January 6, 2025, the promissory note was amended and restated to (i) extend the maturity date to promptly after the date the business combination is consummated, and (ii) increase the principal amount to $200,000. On April 13, 2025, the Company further amended and restated the promissory note to extend the principal amount of the note to $350,000. As of March 31, 2025 and December 31, 2024, $208,936 and $57,449 were outstanding.

Going Concern Consideration and Management Liquidity Plans

As of March 31, 2025, the Company had cash of $4,216 and working capital deficit of $2,089,118. Subsequent to the consummation of the IPO, the Company expects to continue to incur significant professional costs to remain as a publicly traded company and to incur significant transaction costs in pursuit of the consummation of a Business Combination. The Company expects that it will need additional capital to satisfy its needs for paying these costs. Although certain of the Company’s initial shareholders or their affiliates may loan the Company funds, there’s no guarantee that the Company will receive such funds.

In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management believes that the Company will not have sufficient working capital to meet its needs through the earlier of the consummation of the initial Business Combination or one year from the issuance date of this financial statements. There is no assurance that the Company’s plan to consummate a business combination will be successful. If a Business Combination is not consummated by the relevant period, there will be a mandatory liquidation and subsequent dissolution. As a result, there is substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued or are available to be issued. The consolidated financial statement does not include any adjustments that might result from the outcome of the uncertainty.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the requirements of the U.S. Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP can be condensed or omitted. These unaudited consolidated financial statements have been prepared on the same basis as the Company’s annual financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for the fair statement of the Company’s financial information. These interim results are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2025, or for any other interim period or for any other future year.

Principles of Consolidation

The unaudited consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions are eliminated upon consolidation.

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

Use of Estimates

The preparation of the unaudited consolidated financial statement in conformity with US GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statement.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the consolidated financial statement, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had a cash balance of $4,216 and $4,215 as of March 31, 2025 and December 31, 2024, respectively.

Investments Held in Trust Account

The Company’s portfolio of investments held in the trust account is comprised of investments only in U.S. government securities with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. The Company’s investments held in the trust account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in trust account are included in interest earned on marketable securities held in trust account in the accompanying statements of operations. The estimated fair value of investments held in the trust account is determined using available market information. As of March 31, 2025 and December 31, 2024, the trust account had balance of $18,407,880 and $18,000,701, respectively. The interest earned from the trust account totaled $187,179 and $678,480 for three months ended March 31, 2025 and 2024, respectively, which were fully reinvested into the trust account as earned and unrealized gain on investments and therefore presented as an adjustment to the operating activities in the Statement of Cash Flows.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2025 and December 31, 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s consolidated financial statement.

Net Income (Loss) per Ordinary Shares

The Company complies with accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. The consolidated statements of operations include a presentation of income (loss) per redeemable share and income (loss) per non-redeemable share following the two-class method of income per share. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable shares and non-redeemable shares and the undistributed income (loss) is calculated using the total net loss less any dividends paid. The Company then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable shares. Any remeasurement of the accretion to redemption value of the common shares subject to possible redemption was considered to be dividends paid to the public shareholders. As of March 31, 2025, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted income (loss) per share is the same as basic income (loss) per share for the period presented.

The net income (loss) per share presented in the statements of operations is based on the following:

	For Three Months Ended March 31,
	2025		2024
	Redeemable	Non-Redeemable	Redeemable	Non-Redeemable
Particulars	Shares	Shares	Shares	Shares
Basic and diluted net income/(loss) per share:
Weighted-average shares outstanding	1,574,356	2,280,500	4,725,829	2,280,500
Ownership percentage	41%	59%	67%	33%
Numerators:
Allocation of net loss including accretion of temporary equity	$(140,281)	$(203,201)	$(196,904)	$(95,108)
Interest earned on investment held in trust account	187,179	-	586,164	-
Accretion of temporary equity into redemption value (extension deposit)	165,000	-	55,000
Allocation of net income/(loss)	$211,898	$(203,201)	$444,260	$(95,108)
Denominators:
Weighted-average shares outstanding	1,574,356	2,280,500	4,725,829	2,280,500
Basic and diluted net income/(loss) per share	$0.13	$(0.09)	$0.09	$(0.04)

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

Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance enumerated in ASC 480 “Distinguishing Liabilities from Equity”. Ordinary shares subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares is classified as stockholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at March 31, 2025 and December 31, 2024, the ordinary shares subject to possible redemption in the amount of $18,407,880 and $18,000,701, respectively, are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

At March 31, 2025, the ordinary shares reflected in the balance sheets are reconciled in the following table:

Ordinary shares subject to possible redemption at December 31, 2024	18,055,701
Plus:
Accretion for ordinary shares subject to redemption (income earned on investment held in trust account)	187,179
Accretion for ordinary shares subject to redemption (extension deposit)	165,000
Ordinary shares subject to possible redemption at March 31, 2025	$18,407,880

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

Recent Accounting Standards

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments in this ASU require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating officer decision maker (“CODM”), as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. The ASU requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Public entities will be required to provide all annual disclosures currently required by Topic 280 in interim periods, and entities with a single reportable segment are required to provide all the disclosures required by the amendments in this ASU and existing segment disclosures in Topic 280. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. This was effective for the Company during three months ended March 31, 2025, and did not have a material impact to the financial statements.

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

As of March 31, 2025 and December 31, 2024, the amounts due to related parties were $568,163 and $516,883, respectively, which is expected to be settled upon the consummation of the business combination.

Administrative Services Agreement

Commencing on the date the Units are first listed on the Nasdaq, the Company has agreed to pay TenX Global Capital LP a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For three months ended March 31, 2025 and 2024, the Company incurred $30,000 in fees for these services.

Promissory Notes — Related Party

On June 3, 2022, the Company issued an unsecured promissory note to the Sponsor (the “Promissory Note”), pursuant to which the Company could borrow up to an aggregate of $150,000 to cover expenses related to the IPO. On April 11, 2024, the Company amended and restated the Promissory Note with AlphaVest Holding LP to extend the maturity date to the earlier of : (i) September 12, 2024 or (ii) promptly after the date of the consummation of the business combination. The Promissory Note expired on September 12, 2024. As of March 31, 2025 and December 31, 2024, $0 was outstanding.

On December 21, 2023, Alphavest Holding LP, one of the Sponsor, agreed to loan the Company $165,000 (as amended and restated, the “Extension Note”) to cover expenses in connection with extensions of Business Combination Period. The Extension Note is unsecured, interest-free and payable on the earlier of: (i) March 22, 2024 or (ii) promptly after the date on which the Company consummates a Business Combination (such earlier date, the “Maturity Date”). The Company may request, from time to time, up to $715,000 in drawdowns under this Extension Note to be used for extension payments related to the Company’s Business Combination. Principal of this Extension Note may be drawn down from time to time prior to the Maturity Date upon written request from the Company. On April 15, 2024, the Company amended and restated the Extension Note with AlphaVest Holding LP to increase the principal amount to $715,000 extend the maturity date to the earlier of : (i) September 12, 2024 or (ii) promptly after the date of the consummation of the business combination. As of March 31, 2025 and December 31, 2024, $220,000 was outstanding.

On March 12, 2024, the Company issued a promissory note to TenX Global Capital LP (the “Promissory Note 1”), pursuant to which the Company could borrow up to an aggregate of $400,000. The entire unpaid principal balance of this Note shall be payable on the earlier of: (i) September 12, 2024 (six (6) months from the issuing of this Note) or (ii) promptly after the date on which Maker consummates an initial business combination (a “Business Combination”) (such earlier date, the “Maturity Date”) (as described in its initial public offering prospectus dated December 19, 2022 (the “Prospectus”)). On January 6, 2025, the promissory note was further amended and restated to extend the maturity date to promptly after the date the business combination is consummated. As of March 31, 2025 and December 31, 2024, $338,326 and $287,046 were outstanding respectively.

Website Service

On February 22, 2025 and 2024, the Company agreed to pay TenX Global Capital LP for website service. For three months ended March 31, 2025 and 2024, the Company incurred $307 and $157 in fees for these services, respectively.

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

As of March 31, 2025 and December 31, 2024, there were 2,280,500 ordinary shares issued and outstanding, excluding 1,574,356 ordinary shares subject to possible redemption which are presented as temporary equity as of March 31, 2025 and December 31, 2024.

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at March 31, 2025 and December 31, 2024. and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

Date	Trading Securities	Level	Fair Value
March 31, 2025	Marketable securities held in the trust account	1	$18,407,880

December 31, 2024	Marketable securities held in the trust account	1	$18,000,701

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

Results of Operations

We have not generated any revenues to date, and we will not be generating any operating revenues until the closing and completion of our initial Business Combination. All of our activity up to March 31, 2025 has been related to our formation, the Initial Public Offering and, since the closing of the Initial Public Offering, identifying a target company for our initial Business Combination, and professional costs related with the initial Business Combination. We have, and expect to continue to generate income in the form of interest income and unrealized gains on investments held in the Trust Account. We expect to continue to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with the search for a Business Combination target.

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

For three months ended March 31, 2025, we had a net income of $8,697, which consists of interest earned on marketable securities held in Trust Account and bank interest income of $187,180, offset by formation and operating costs of $178,483.

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

As of March 31, 2025, we had marketable securities held in the trust account of $18,407,880 consisting of U.S. government securities with a maturity of 185 days or less. Interest income on the balance in the trust account may be used by us to pay taxes. Through March 31, 2025, we have not withdrawn any interest earned from the trust account.

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

As of March 31, 2025, we had cash of $4,216 and a working capital deficit of $2,089,118. We have incurred and expect to continue to incur significant professional costs to remain as a public traded company and to incur transaction costs in pursuit of a Business Combination. In connection with our assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” we believe that these conditions raise substantial doubt about our ability to continue as a going concern. In addition, if we are unable to complete a Business Combination within the Combination Period and such period is not extended, there will be a liquidation and subsequent dissolution. As a result, we have determined that such additional condition also raises substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of the uncertainty.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2025. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Estimates

The preparation of consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have not identified any critical accounting policies or estimates.

Net Income (Loss) per Share

The Company complies with accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable shares and non-redeemable shares and the undistributed income (loss) is calculated using the total net loss less interest income and unrealized gain or loss on investments in trust account less any dividends paid. We then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable shares. Any remeasurement of the accretion to redemption value of the ordinary shares subject to possible redemption was considered to be dividends paid to the public shareholders.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of March 31, 2025, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of March 31, 2025, our disclosure controls and procedures were effective.

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

Management’s Report on Internal Controls Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) and for our assessment of the effectiveness of internal control over financial reporting. Our internal control over financial reporting is a process designed under the supervision of our Chief Executive Officer and our Chief Financial Officer, and effected by our Board, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the consolidated financial statements for external purposes in accordance with U.S. generally accepted accounting principles and includes those policies and procedures that: (1) pertain to the maintenance of records that in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management, including our Chief Executive Officer and Chief Financial Officer, has conducted an assessment regarding the effectiveness of our internal control over financial reporting as of March 31, 2025, based on the framework established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment under the criteria described above, management has concluded that our internal control over financial reporting was effective as of March 31, 2025.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in (i) our final prospectus for our Initial Public Offering filed with the SEC on May 10, 2022, and (ii) our annual report on Form 10-K filed with the SEC on April 14, 2025. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in (i) our final prospectus for our Initial Public Offering filed with the SEC on May 10, 2022 or (ii) our annual report on Form 10-K filed with the SEC on April 14, 2025, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

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

Signature	Position	Date

/s/Yong (David) Yan	Principal Executive Officer and Director	May 19, 2025
Yong (David) Yan	(Principal Executive Officer)

/s/ Song (Steve) Jing	Principal Financial Officer	May 19, 2025
Song (Steve) Jing	(Principal Financial Officer and Principal Accounting Officer)

/s/ Pengfei Zheng	Chairman	May 19, 2025
Pengfei Zheng

