Form 10-Q
period 2025-09-30
AlphaVest Acquisition Corp.
filed 2025-11-19
CIK 1937891

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of November 19, 2025, there were 3,220,947 ordinary shares, par value $0.0001 issued and outstanding.

ALPHAVEST ACQUISITION CORP

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

ALPHAVEST ACQUISITION CORP

CONSOLIDATED BALANCE SHEETS

	September 30, 2025	December 31, 2024
	(Unaudited)
ASSETS
Current Assets:
Cash	$3,713	$4,215
Prepaid expenses	22,175	3,789
Total Current Assets	25,888	8,004
Marketable securities held in trust account	-	18,000,701
Cash held in trust escrow account	18,929,689	55,000
Total Assets	$18,955,577	$18,063,705

LIABILITIES, REDEEMABLE ORDINARY SHARES, AND SHAREHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$903,092	$488,308
Accrued underwriting discount	2,415,000	-
Other payable	70,000	125,000
Due to related party	45,968	9,837
Promissory notes – related party	558,326	507,046
Promissory notes – third party	1,272,411	623,449
Total Current Liabilities	5,264,797	1,753,640

Total Liabilities	5,264,797	1,753,640

Commitments and contingencies

Ordinary shares subject to possible redemption (1,574,356 shares at $12.02 and $11.47 per share as of September 30, 2025 and December 31, 2024, respectively)	18,929,689	18,055,701

Shareholders’ Deficit:
Preferred shares, $0.0001 par value; 2,000,000 shares authorized; none issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	-	-
Ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 2,280,500 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	228	228
Additional paid-in capital	-	-
Accumulated deficit	(5,239,137)	(1,745,864)
Total Shareholders’ Deficit	(5,238,909)	(1,745,636)
Total Liabilities, Redeemable Ordinary Shares, and Shareholders’ Deficit	$18,955,577	$18,063,705

The accompanying notes are an integral part of the unaudited consolidated financial statements.

ALPHAVEST ACQUISITION CORP

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Formation and operating costs	$2,816,519	$182,580	$3,163,276	$566,903
Loss from operations	(2,816,519)	(182,580)	(3,163,276)	(566,903)

Other Income (expenses):
Interest income on investments held in trust account	165,168	684,600	543,988	1,893,221
Unrealized loss on investments held in trust account	-	-	-	(92,316)
Bank interest income	1	1	2	6
Total other income	165,169	684,601	543,990	1,800,911

Net income (loss)	$(2,651,350)	$502,021	$(2,619,286)	$1,234,008

Weighted average common stock outstanding, common stock subject to possible redemption	1,574,356	4,725,829	1,574,356	4,725,829
Basic and diluted net income (loss) per share, common stock subject to redemption	$(0.63)	$0.13	$(0.33)	$0.33
Weighted average common stock outstanding, common stock, non-redeemable	2,280,500	2,280,500	2,280,500	2,280,500
Basic and diluted net loss per share, common stock, non-redeemable	$(0.73)	$(0.06)	$(0.92)	$(0.14)

The accompanying notes are an integral part of the unaudited consolidated financial statements.

ALPHAVEST ACQUISITION CORP

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025

	Ordinary shares	Amount	Additional paid-in capital	Accumulated deficit	Total shareholders’ deficit
Balance as of January 1, 2025	2,280,500	$228	$-	(1,745,864)	(1,745,636)
Accretion for ordinary shares subject to redemption amount (interest income)	-	-	-	(187,179)	(187,179)
Accretion for ordinary shares subject to redemption amount (extension deposit)	-	-	-	(165,000)	(165,000)
Net income	-	-	-	8,697	8,697

Balance as of March 31, 2025	2,280,500	$228	$-	$(2,089,346)	$(2,089,118)

Accretion for ordinary shares subject to redemption amount (interest income)	-	-	-	(191,641)	(191,641)
Accretion for ordinary shares subject to redemption amount (extension deposit)	-	-	-	(165,000)	(165,000)
Net income	-	-	-	23,368	23,368

Balance as of June 30, 2025	2,280,500	$228	$-	$(2,422,619)	$(2,422,391)

Accretion for ordinary shares subject to redemption amount (interest income)	-	-	-	(165,168)	(165,168)
Net loss	-	-	-	(2,651,350)	(2,651,350)

Balance as of September 30, 2025	2,280,500	$228	$-	$(5,239,137)	$(5,238,909)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024

	Ordinary shares	Amount	Additional paid-in capital	Accumulated deficit	Total shareholders’ deficit
Balance as of January 1, 2024	2,280,500	$228	$-	$(325,050)	$(324,822)
Accretion for ordinary shares subject to redemption amount (interest income)	-	-	-	(586,164)	(586,164)
Accretion for ordinary shares subject to redemption amount (extension deposit)	-	-	-	(55,000)	(55,000)
Net income	-	-	-	349,241	349,241

Balance as of March 31, 2024	2,280,500	$228	$-	$(616,973)	$(616,745)

Accretion for ordinary shares subject to redemption amount (interest income)	-	-	-	(530,141)	(530,141)
Accretion for ordinary shares subject to redemption amount (extension deposit)	-	-	-	(110,000)	(110,000)
Net income	-	-	-	382,746	382,746

Balance as of June 30, 2024	2,280,500	$228	$-	$(874,368)	$(874,140)

Accretion for ordinary shares subject to redemption amount (interest income)	-	-	-	(684,600)	(684,600)
Accretion for ordinary shares subject to redemption amount (extension deposit)	-	-	-	(220,000)	(220,000)
Net income	-	-	-	502,021	502,021

Balance as of September 30, 2024	2,280,500	$228	$-	$(1,276,947)	$(1,276,719)

The accompanying notes are an integral part of the unaudited consolidated financial statements.

ALPHAVEST ACQUISITION CORP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net (loss) income	$(2,619,286)	1,234,008
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Trust investment income	(543,988)	(1,893,221)
Unrealized loss on investments held in trust account	-	92,316
Changes in operating assets and liabilities:
Prepaid expense	80,598	94,175
Accounts payable and accrued offering costs and expenses	631,043	366,677
Accrued underwriting discount	2,415,000	-
Promissory note – related party	-	14,580
Other payable	-	70,000
Due to related party	36,131	-
Net cash used in operating activities	(502)	(21,465)

Cash flows from investing activities:
Cash deposited to trust account	(385,000)	(330,000)
Cash deposited to trust escrow account	-	(55,000)
Net cash used in investing activities	(385,000)	(385,000)

Cash flows from financing activities:
Proceeds from promissory note - related party	-	55,000
Proceeds from promissory note - third party	385,000	330,000
Net cash provided by financing activities	385,000	385,000

Net change in cash	(502)	(21,465)
Cash at beginning of period	4,215	28,560
Cash at end of period	$3,713	7,095

Supplemental disclosure of noncash investing and financing activities
Accretion for ordinary shares subject to redemption amount	$873,988	$2,185,905
Accrued expenses converted to promissory note – related party	$52,000	$188,587
Accrued expenses converted to promissory note – third party	$164,978	$45,000
Other payable converted to promissory note – third party	$55,000	$-
Prepaid expenses paid by promissory note – third party	$98,984	$81,000
Cash in trust account transferred to trust escrow account for closing	$18,929,689	$-

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

As of September 30, 2025, the Company had not commenced any operations. All activity through September 30, 2025 relates to the Company’s formation and the initial public offering (“IPO”) and initial business combination, which is described below. The Company will not generate any operating revenues until after the completion an initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.

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

The Company will have until the last Extended Date, January 22, 2026 to consummate a Business Combination (the “Combination Period”). However, if the Company has not completed a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned and not previously released to us to pay our taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then issued and outstanding Public Shares, which redemption will completely extinguish the rights of the Public Shareholders as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining Public Shareholders and its Board of Directors, liquidate and dissolve, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

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

On September 19, 2025, the Company held another extraordinary general meeting (the “2025 Extension Meeting”) to approve a proposal to extend the time the Company had to consummate its initial Business Combination from September 22, 2025 up to four (4) times, to January 22, 2026, and deposit into the trust account $55,000 for each monthly extension. The Company filed a supplement to its proxy statement which clarified certain procedures related to shareholders wishing to redeem their ordinary shares in connection with the 2025 Extension Meeting and/or the Company’s business combination. See below “Proposed Business Combination” for redemption details.

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

As of November 19, 2025, an aggregate of $1,265,000 was deposited into trust account and trust escrow account, to extend the business combination period to November 22, 2025.

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

On May 2, 2024, the Company issued a promissory note to AMC (defined below) (the “Extension Note 2”), pursuant to which the Company could borrow an aggregate of $440,000 to cover expenses in connection with the extension of Business Combination Period. The Extension Note 2 bears no interest. The entire unpaid principal balance of this Note shall be payable on the earlier of: (i) December 12, 2024 or (ii) promptly after the date on which Maker consummates an initial business combination. Upon receiving due notification by the Company of the closing of a business combination, AMC shall convert the unpaid principal balance under Extension Note 2 into a number of shares of non-transferable, non-redeemable, ordinary shares of the Company equal to: (x) the principal amount of this Extension Note 2 being converted, divided by (y) the conversion price of Ten Dollars ($10.00), rounded up to the nearest whole number of shares, with such conversion to be effective immediately prior to the closing the such business combination. On January 6, 2025, the promissory note was amended and restated to extend the maturity date to promptly after the date the business combination is consummated. On March 25, 2025, the promissory note was further amended to increase the principal amount to $935,000. As of September 30, 2025 and December 31, 2024, $825,000 and $440,000 were outstanding, respectively.

On May 2, 2024, the Company issued a promissory note to AMC (the “Promissory Note 2”), pursuant to which the Company could borrow up to an aggregate of $126,000. The Promissory Note 2 bears no interest. The entire unpaid principal balance of this Promissory Note 2 shall be payable on the earlier of: (i) December 12, 2024 or (ii) promptly after the date on which Maker consummates an initial business combination. Upon receiving due notification by the Company of the closing of a business combination, AMC shall convert the unpaid principal balance under Promissory Note 2 into a number of shares of non-transferable, non-redeemable, ordinary shares of the Company equal to: (x) the principal amount of this Promissory Note 2 being converted, divided by (y) the conversion price of Ten Dollars ($10.00), rounded up to the nearest whole number of shares, with such conversion to be effective immediately prior to the closing the such business combination. On January 6, 2025, the promissory note was amended and restated to extend the maturity date to promptly after the date the business combination is consummated. As of September 30, 2025 and December 31, 2024, $126,000 was outstanding.

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

On October 11, 2024, the Company issued a third non-interest-bearing promissory note to AMC (the “Promissory 3”) pursuant to which the Company could borrow up to an aggregate of $100,000 to cover the Company’s working capital requirements. The promissory note is due and payable on the earlier of: (i) December 31, 2024, or (ii) promptly after the date on which the business combination is consummated. On January 6, 2025, the promissory note was amended and restated to (i) extend the maturity date to promptly after the date the business combination is consummated, and (ii) increase the principal amount to $200,000. On April 13, 2025, the Company further amended and restated the promissory note to extend the principal amount of the note to $350,000. As of September 30, 2025 and December 31, 2024, $321,411 and $57,449 were outstanding.

The Company’s Registration Statement on Form S-4 (“S-4”) was declared effective on August 11, 2025. As of the filing date, the business combination remained pending, awaiting required regulatory approvals.

On September 5, 2025, the Company held an extraordinary general meeting to approve the business combination with AMC (the “Business Combination Meeting). At the meeting, all proposals were approved by shareholders. In connection with the shareholders’ vote at the 2025 Extension Meeting, 1,937 ordinary shares of the Company exercised their right to redeem such shares for a pro rata portion of the funds held in the Trust Account. In connection with the Business Combination Meeting, shareholders holding an aggregate of 214,445 Ordinary Shares exercised their right to redeem such shares for a pro rata portion of the funds in the Trust Account. Shareholders holding 631,972 ordinary shares of the Company exercised their right to redeem such shares for a pro rata portion of the funds held in the trust account in connection with both the 2025 Extension Meeting and the Business Combination Meeting, for a total of 848,354 ordinary shares submitted their shares for Redemption. Following the aforementioned redemptions, the Company will have 3,006,502 ordinary shares outstanding.

Going Concern Consideration and Management Liquidity Plans

As of September 30, 2025, the Company had cash of $3,713 and working capital deficit of $5,238,909. Subsequent to the consummation of the IPO, the Company expects to continue to incur significant professional costs to remain as a publicly traded company and to incur significant transaction costs in pursuit of the consummation of a Business Combination. The Company expects that it will need additional capital to satisfy its needs for paying these costs. Although certain of the Company’s initial shareholders or their affiliates may loan the Company funds, there’s no guarantee that the Company will receive such funds.

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had a cash balance of $3,713 and $4,215 as of September 30, 2025 and December 31, 2024, respectively.

Investments Held in Trust Account

The Company’s portfolio of investments held in the trust account is comprised of investments only in U.S. government securities with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. The Company’s investments held in the trust account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in trust account are included in interest earned on marketable securities held in trust account in the accompanying statements of operations. The estimated fair value of investments held in the trust account is determined using available market information. As of September 30, 2025 and December 31, 2024, the trust escrow account and trust account had balance of $18,929,689 and $18,000,701, respectively. The interest earned from the trust account totaled $165,168 and $684,600 for three months ended September 30, 2025 and 2024, respectively, and $543,988 and $1,800,905 for nine months ended September 30, 2025 and 2024, respectively. Prior to September 2025, funds held in trust account were fully reinvested into the trust account as earned and unrealized gain on investments and therefore presented as an adjustment to the operating activities in the Consolidated Statement of Cash Flows. In September 2025, the Company transferred the funds from the trust account to trust escrow account in connection with the upcoming business combination closing, at which point the funds ceased to be invested and no longer generate gain on investment.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2025 and December 31, 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s consolidated financial statement.

Net Income (Loss) per Ordinary Shares

The Company complies with accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. The consolidated statements of operations include a presentation of income (loss) per redeemable share and income (loss) per non-redeemable share following the two-class method of income per share. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable shares and non-redeemable shares and the undistributed income (loss) is calculated using the total net loss less any dividends paid. The Company then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable shares. Any remeasurement of the accretion to redemption value of the common shares subject to possible redemption was considered to be dividends paid to the public shareholders. As of September 30, 2025, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted income (loss) per share is the same as basic income (loss) per share for the period presented.

The net income (loss) per share presented in the statements of operations is based on the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income (loss)	$(2,651,350)	$502,021	$(2,619,286)	$1,234,008
Accretion of temporary equity into redemption value (interest earned)	(165,168)	(684,600)	(543,988)	(1,800,904)
Accretion of temporary equity into redemption value (extension deposit)	-	(220,000)	(385,000)	(385,000)
Net loss including accretion of equity into redemption value	$(2,816,518)	$(402,579)	$(3,548,274)	$(951,896)

	For Three Months Ended September 30, 2025		For Nine Months Ended September 30, 2025		For Three Months Ended September 30, 2024		For Nine Months Ended September 30, 2024
	Redeemable	Non-Redeemable	Redeemable	Non-Redeemable	Redeemable	Non-Redeemable	Redeemable	Non-Redeemable
Particulars	Shares	Shares	Shares	Shares	Shares	Shares	Shares	Shares
Basic and diluted net income (loss) per share:
Weighted-average shares outstanding	1,574,356	2,280,500	1,574,356	2,280,500	4,725,829	2,280,500	4,725,829	2,280,500
Ownership percentage	41%	59%	41%	59%	67%	33%	67%	33%
Numerators:
Allocation of net loss including accretion of temporary equity	(1,150,290)	(1,666,228)	(1,449,145)	(2,099,129)	(271,543)	(131,036)	(642,062)	(309,834)
Interest earned on investment held in trust account	165,168	-	543,988	-	684,600	-	1,800,904	-
Accretion of temporary equity into redemption value (extension deposit)	-	-	385,000	-	220,000	-	385,000	-
Allocation of net income (loss)	(985,122)	(1,666,228)	(520,157)	(2,099,129)	633,057	(131,036)	1,543,842	(309,834)
Denominators:
Weighted-average shares outstanding	1,574,356	2,280,500	1,574,356	2,280,500	4,725,829	2,280,500	4,725,829	2,280,500
Basic and diluted net income (loss) per share	$(0.63)	$(0.73)	$(0.33)	$(0.92)	$0.13	$(0.06)	$0.33	$(0.14)

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

Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance enumerated in ASC 480 “Distinguishing Liabilities from Equity”. Ordinary shares subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares is classified as stockholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at September 30, 2025 and December 31, 2024, the ordinary shares subject to possible redemption in the amount of $18,929,689 and $18,000,701, respectively, are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

At September 30, 2025, the ordinary shares reflected in the balance sheets are reconciled in the following table:

Ordinary shares subject to possible redemption at December 31, 2024	$18,055,701
Plus:
Accretion for ordinary shares subject to redemption (income earned on investment held in trust account)	187,179
Accretion for ordinary shares subject to redemption (extension deposit)	165,000
Ordinary shares subject to possible redemption at March 31, 2025	18,407,880
Plus:
Accretion for ordinary shares subject to redemption (income earned on investment held in trust account)	191,641
Accretion for ordinary shares subject to redemption (extension deposit)	165,000
Ordinary shares subject to possible redemption at June 30, 2025	18,764,521
Plus:
Accretion for ordinary shares subject to redemption (income earned on investment held in trust account)	165,168
Ordinary shares subject to possible redemption at September 30, 2025	$18,929,689

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

Recent Accounting Standards

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments in this ASU require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating officer decision maker (“CODM”), as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. The ASU requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Public entities will be required to provide all annual disclosures currently required by Topic 280 in interim periods, and entities with a single reportable segment are required to provide all the disclosures required by the amendments in this ASU and existing segment disclosures in Topic 280. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. This was effective for the Company during three and nine months ended September 30, 2025, and did not have a material impact to the financial statements.

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

As of September 30, 2025 and December 31, 2024, the amounts due to related parties were $604,294 and $516,883, respectively, which is expected to be settled upon the consummation of the business combination.

Administrative Services Agreement

Commencing on the date the Units are first listed on the Nasdaq, the Company has agreed to pay TenX Global Capital LP a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For three months ended September 30, 2025 and 2024, the Company incurred $30,000 in fees respectively for these services. For nine months ended September 30, 2025 and 2024, the Company incurred $90,000 in fees respectively for these services.

Promissory Notes — Related Party

On June 3, 2022, the Company issued an unsecured promissory note to the Sponsor (the “Promissory Note”), pursuant to which the Company could borrow up to an aggregate of $150,000 to cover expenses related to the IPO. On April 11, 2024, the Company amended and restated the Promissory Note with AlphaVest Holding LP to extend the maturity date to the earlier of : (i) September 12, 2024 or (ii) promptly after the date of the consummation of the business combination. The Promissory Note expired on September 12, 2024. As of September 30, 2025 and December 31, 2024, $0 was outstanding.

On December 21, 2023, Alphavest Holding LP, one of the Sponsor, agreed to loan the Company $165,000 (as amended and restated, the “Extension Note”) to cover expenses in connection with extensions of Business Combination Period. The Extension Note is unsecured, interest-free and payable on the earlier of: (i) March 22, 2024 or (ii) promptly after the date on which the Company consummates a Business Combination (such earlier date, the “Maturity Date”). The Company may request, from time to time, up to $715,000 in drawdowns under this Extension Note to be used for extension payments related to the Company’s Business Combination. Principal of this Extension Note may be drawn down from time to time prior to the Maturity Date upon written request from the Company. On April 15, 2024, the Company amended and restated the Extension Note with AlphaVest Holding LP to increase the principal amount to $715,000 extend the maturity date to the earlier of : (i) September 12, 2024 or (ii) promptly after the date of the consummation of the business combination. As of September 30, 2025 and December 31, 2024, $220,000 was outstanding.

On March 12, 2024, the Company issued a promissory note to TenX Global Capital LP (the “Promissory Note 1”), pursuant to which the Company could borrow up to an aggregate of $400,000. The entire unpaid principal balance of this Note shall be payable on the earlier of: (i) September 12, 2024 (six (6) months from the issuing of this Note) or (ii) promptly after the date on which Maker consummates an initial business combination (a “Business Combination”) (such earlier date, the “Maturity Date”) (as described in its initial public offering prospectus dated December 19, 2022 (the “Prospectus”)). On January 6, 2025, the promissory note was further amended and restated to extend the maturity date to promptly after the date the business combination is consummated. As of September 30, 2025 and December 31, 2024, $338,326 and $287,046 were outstanding respectively.

Website Service

On February 22, 2025 and 2024, the Company agreed to pay TenX Global Capital LP for website service. For three months ended September 30, 2025 and 2024, the Company incurred $102 and $134 in fees for these services, respectively. For nine months ended September 30, 2025 and 2024, the Company incurred $511 and $425 in fees for these services, respectively.

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

Business Combination Marketing Agreement

The Company has engaged EBC as an advisor in connection with its Business Combination to assist in holding meetings with the Company stockholders to discuss the potential Business Combination and the target business’ attributes, introduce the Company to potential investors that are interested in purchasing its securities in connection with its initial Business Combination and assist with press releases and public filings in connection with the Business Combination. The Company will pay EBC a cash fee for such services upon the consummation of its initial business combination in an amount equal to 3.5% of the gross proceeds of the IPO, or $2,415,000 in aggregate. As of September 30, 2025, such fee was incurred as the underwriter had completed substantially all services stated in the marketing agreement.

In addition, the Company will pay EBC a cash fee in an amount equal to 1.0% of the total consideration payable in the initial Business Combination if it introduces the Company to the target business with whom it completes an initial Business Combination. As of the filing date, no such service has been provided by EBC.

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

As of September 30, 2025 and December 31, 2024, there were 2,280,500 ordinary shares issued and outstanding, excluding 1,574,356 ordinary shares subject to possible redemption which are presented as temporary equity as of September 30, 2025 and December 31, 2024.

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2025 and December 31, 2024. and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value. In September 2025, the Company transferred the funds from the trust account to trust escrow account in connection with the upcoming business combination closing, at which point the funds ceased to be invested and therefore reclassified from Level 1 marketable securities to restricted assets held in escrow account.

Date	Trading Securities	Level	Fair Value
September 30, 2025	None

December 31, 2024	Marketable securities held in the trust account	1	$18,000,701

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

Results of Operations

We have not generated any revenues to date, and we will not be generating any operating revenues until the closing and completion of our initial Business Combination. All of our activity up to September 30, 2025 has been related to our formation, the Initial Public Offering and, since the closing of the Initial Public Offering, identifying a target company for our initial Business Combination, and professional costs related with the initial Business Combination. We have, and expect to continue to generate income in the form of interest income. We expect to continue to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with the search for a Business Combination target.

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

For three months ended September 30, 2025, we had a net loss of $2,651,350, which consists of interest earned on marketable securities held in Trust Account and bank interest income of $165,169, offset by formation and operating costs of $2,816,519.

For three months ended September 30, 2024, we had a net income of $502,021, which consists of interest earned on marketable securities held in Trust Account and bank interest income of $684,601, offset by formation and operating costs of $182,580.

For nine months ended September 30, 2025, we had a net loss of $2,619,286, which consists of interest earned on marketable securities held in Trust Account and bank interest income of $543,990, offset by formation and operating costs of $3,163,276.

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

As of September 30, 2025, we had marketable securities held in the trust escrow account of $18,929,689 consisting of U.S. government securities with a maturity of 185 days or less. Interest income on the balance in the trust account may be used by us to pay taxes. Through September 30, 2025, we have not withdrawn any interest earned from the trust account.

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

As of September 30, 2025, we had cash of $3,713 and a working capital deficit of $5,238,909. We have incurred and expect to continue to incur significant professional costs to remain as a public traded company and to incur transaction costs in pursuit of a Business Combination. In connection with our assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” we believe that these conditions raise substantial doubt about our ability to continue as a going concern. In addition, if we are unable to complete a Business Combination within the Combination Period and such period is not extended, there will be a liquidation and subsequent dissolution. As a result, we have determined that such additional condition also raises substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of the uncertainty.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2025. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Business Combination Marketing Agreement

We have engaged EBC as an advisor in connection with its Business Combination to assist in holding meetings with the Company stockholders to discuss the potential Business Combination and the target business’ attributes, introduce the Company to potential investors that are interested in purchasing its securities in connection with its initial Business Combination and assist with press releases and public filings in connection with the Business Combination. The Company will pay EBC a service fee for such services upon the consummation of its initial Business Combination in an amount equal to 3.5% of the gross proceeds of the IPO. As of September 30, 2025, such fee was incurred as the underwriter had completed substantially all services stated in the marketing agreement.

In addition, the Company will pay EBC a service fee in an amount equal to 1.0% of the total consideration payable in the initial Business Combination if it introduces the Company to the target business with whom it completes an initial Business Combination and the amount will be payable in cash and is due at the closing date of the initial Business Combination. As of the filing date, no such service has been provided by EBC.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of September 30, 2025, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of September 30, 2025, our disclosure controls and procedures were effective.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, has conducted an assessment regarding the effectiveness of our internal control over financial reporting as of September 30, 2025, based on the framework established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment under the criteria described above, management has concluded that our internal control over financial reporting was effective as of September 30, 2025.

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

Redemptions

In connection with the shareholders’ vote at the Extraordinary General Meeting held on September 19, 2025, 1,937 ordinary shares of the Company exercised their right to redeem such shares (the “Redemption”) for a pro rata portion of the funds held in the Trust Account. In connection with the extraordinary general meeting held on September 5, 2025 to approve the business combination (the “Business Combination Meeting”), shareholders holding an aggregate of 383,145 Ordinary Shares exercised their right to redeem such shares for a pro rata portion of the funds in the Trust Account. Shareholders holding 1,128,626 ordinary shares of the Company exercised their right to redeem such shares for a pro rata portion of the funds held in the trust account in connection with both the Extraordinary General Meeting and the Business Combination Meeting, for a total of 1,513,708 ordinary shares submitted their shares for Redemption. In connection with the Redemptions, approximately $18,200,461 (approximately $12.02 per share) was removed from the Trust Account to pay such shareholders.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit No.	Description
3.1

Amendment to the Second Amended and Restated Memorandum and Articles of Association, dated September 19, 2025 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on September 23, 2025).

10.1	Amendment to the Investment Management Trust Agreement, dated September 19, 2025, by and between AlphaVest Acquisition Corp and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on September 23, 2025).
10.2	Subscription Agreement between AMC Corporation and Kami Vision (incorporated by reference to Exhibit 10.28 to the Company’s Proxy Statement/Prospectus on Form S-4/A, as filed with the EC on July 17, 2025).
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

Signature	Position	Date

/s/ Yong (David) Yan	Principal Executive Officer and Director	November 19, 2025
Yong (David) Yan	(Principal Executive Officer)

/s/ Song (Steve) Jing	Principal Financial Officer	November 19, 2025
Song (Steve) Jing	(Principal Financial Officer and Principal Accounting Officer)

/s/ Pengfei Zheng	Chairman	November 19, 2025
Pengfei Zheng

