Form 10-K
period 2025-12-31
AMC Robotics Corp
filed 2026-04-20
CIK 1937891

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the transition period from ________to__________

Commission file number 001-41574

AMC ROBOTICS CORPORATION

(Exact Name of Registrant as Specified in its Charter)

Delaware	41-3041844
(State of Incorporation)	(I.R.S. Employer ID No.)

12 East 49th Street, Suite 1805

New York, New York 10017

(Address of Principal Executive Offices)

Registrant’s telephone number, including area code: (734) 709-5127

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, par value $0.0001 per share	AMCI	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit reports. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The registrant consummated its initial business combination in December 2025. Accordingly, the combined company’s securities were not publicly traded at that time.

As of April 20, 2026, 22,595,363 shares of the registrant’s Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

i

FREQUENTLY USED TERMS

Unless otherwise stated or the context otherwise requires, as used in this Annual Report on Form 10-K:

●	“AMC Washington” means AMC Corporation, a Washington corporation and wholly-owned subsidiary of the Company since the consummation of the Business Combination;

●	“Business Combination” means the Domestication, Merger and the other transactions contemplated by the Business Combination Agreement and the other agreements entered into by AMC Washington and AlphaVest Acquisition Corp (“AlphaVest”, “AlphaVest Acquisition Corp” or “SPAC”) in connection with the Business Combination;

●	“Business Combination Agreement” means the Business Combination Agreement, by and among AlphaVest, AMC Washington and Merger Sub;

●	“Bylaws” means the bylaws of the Company;

●	“Charter” means the certificate of incorporation of the Company;

●	“Closing” means the closing of the Business Combination;

●	“Closing Date” means December 9, 2025, the date on which the Closing occurred;

●	“Code” means the Internal Revenue Code of 1986, as amended;

●	“Common Stock” means shares of common stock, par value $0.0001 per share, of the Company;

●	“Company”, “AMC,” “we,” “us”, “our” or other similar phrases means AlphaVest Acquisition Corp, a Cayman Islands exempted company, prior to the Business Combination and AMC Robotics Corporation, a Delaware corporation, after the Business Combination;

●	“DGCL” means the Delaware General Corporation Law, as amended;

●	“Domestication” means the deregistration of AlphaVest as an exempted company in the Cayman Islands and the transfer by way of continuation of AlphaVest as a Delaware corporation, as part of the Business Combination;

●	“Exchange Act” means the Securities Exchange Act of 1934, as amended;

●	“Founder Shares” means the shares of common stock of AlphaVest acquired by certain of the Selling Securityholders prior to AlphaVest’s initial public offering which became shares of Common Stock upon the Domestication;

●	“GAAP” means generally accepted accounting principles in the United States;

●	“IRS” means the Internal Revenue Service;

●	“JOBS Act” means the Jumpstart Our Business Startups Act of 2012, as amended;

●	“Merger Sub” means AV Merger Sub Inc., a Washington corporation and wholly-owned subsidiary of AlphaVest prior to the Business Combination;

●	“Merger” means the merger of Merger Sub with and into AMC Washington on the Closing Date, with AMC Washington being the surviving corporation of the Merger and becoming a wholly owned subsidiary of the Company;

●	“Nasdaq” means the Nasdaq Stock Market LLC;

●	“Organizational Documents” means the Company’s Certificate of Incorporation and Bylaws;

●	“PIPE Agreements” means those certain securities purchase agreements executed by the PIPE Investors in connection with the PIPE Financing;

●	“PIPE Financing” means the private financing of 800,000 shares of Common Stock at $10.00 per share for aggregate gross proceeds of $8,000,000 consummated simultaneously with the Closing of the Business Combination;

●	“PIPE Investors” means the investors that participated in the PIPE Financing;

●	“PRC” means the People’s Republic of China;

●	“SEC” means the United States Securities and Exchange Commission; and

●	“Securities Act” means the Securities Act of 1933, as amended.

ii

FORWARD-LOOKING STATEMENTS

The Company makes forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act in this Annual Report on Form 10-K and in documents incorporated by reference herein. All statements, other than statements of present or historical fact included in or incorporated by reference in this Annual Report on Form 10-K, regarding the Company’s future financial performance, as well as the Company’s strategy, future operations, future operating results, financial position, estimated revenues, and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “may,” “expect,” “anticipate,” “contemplate,” “believe,” “estimate,” “intend,” “project,” “budget,” “forecast,” “anticipate,” “plan,” “may,” “will,” “could,” “should,” “predict,” “potential,” and “continue” or similar words. Forward-looking statements are predictions, projections and other statements about future events that are based on current expectations and assumptions and, as a result, are subject to risks and uncertainties. You should read statements that contain these words carefully because they:

●	discuss future expectations;

●	contain projections of future results of operations or financial condition; or

●	state other “forward-looking” information.

All forward-looking statements included herein attributable to the Company or any person acting on the Company’s behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. These cautionary statements are being made pursuant to federal securities laws with the intention of obtaining the benefits of the “safe harbor” provisions of such laws. Except to the extent required by applicable laws and regulations, the Company undertakes no obligations to update these forward-looking statements to reflect events or circumstances after the date of this Annual Report on Form 10-K or to reflect the occurrence of unanticipated events.

There may be events in the future that the Company is not able to predict accurately or over which it has no control. The section in this Annual Report on Form 10-K entitled “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the other cautionary language discussed in this Annual Report on Form 10-K provide examples of risks, uncertainties and events that may cause actual results to differ materially from the expectations described by the Company in such forward-looking statements. These examples include:

●	the Company’s inability to raise sufficient capital to execute its business plan;

●	the size, demands and growth potential of the markets for the Company’s products and services and the Company’s ability to serve those markets;

●	the degree of market acceptance and adoption of the Company’s products and services;

●	the Company’s ability to attract and retain customers;

●	the Company’s success in retaining or recruiting officers, key employees or directors;

●	the impact of the regulatory environment and complexities with compliance related to such environment; and

●	factors relating to the business, operations and financial performance of the Company and its subsidiaries.

The foregoing review of important factors should not be construed as exhaustive and should be read in conjunction with the other risk factors included herein. Forward-looking statements reflect current views about the Company’s plans, strategies and prospects, which are based on information available as of the date of this Annual Report on Form 10-K. Except to the extent required by applicable law, the Company undertakes no obligation (and expressly disclaims any such obligation) to update or revise the forward-looking statements whether as a result of new information, future events or otherwise.

Forward-looking statements are subject to risks and uncertainties, many of which are outside our control, which could cause actual results to differ materially from these statements. Therefore, you should not place undue reliance on those statements.

You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K.

iii

PART I

Item 1. Business

Overview

AMC’s mission is to make the world a safer place through the use of high-quality, affordable and accessible vision AI technology. The Company currently sells smart hardware products designed for residential and commercial use, including smart cameras, driving recorders, action cameras and Retina K cameras. As of the date of this report, AMC’s operations are primarily focused on the sale of hardware products, and it does not currently provide integrated security products or subscription-based services directly to end users.

In addition to its current product offerings, AMC is in the early stages of developing additional hardware products and technology capabilities, including IoT-enabled devices, AI-based features, wearable devices and AI robotics. These initiatives are intended to support potential future applications across commercial and industrial use cases; however, such products and capabilities remain under development and have not yet been commercialized. Our goal is to make the world a safer place. Through the use of high-quality, affordable and accessible vision AI technology, we strive to help save lives, empower businesses to succeed and ultimately make the world a safer place.

Products

As evidenced by the award-winning “YI” brand that we sell, we are seeking to be a leader in the research and development of video imaging and vision technologies for enterprise and consumer applications.

AMC’s primary products are security cameras sourced from suppliers in Asia and distributed through e-commerce platforms across the United States, Canada and Europe. AMC’s product portfolio includes cameras designed for residential homes and small businesses, such as the YI Dome Guard, Home Camera and Outdoor Camera.

AMC intends to expand its product offering in the future to include additional AI-based intelligent devices such as wearable devices, including AI glasses, drones and AI robots, as well as related functionality and features for these products.

Sales

AMC has two primary revenue streams: (1) product sales, including sales through e-commerce platforms and to related parties, and (2) revenue sharing arrangements with its related party, Kami, related to cloud-based services and intelligent information services, including video storage, image analysis and alert and detection functionalities.

With respect to its product sales, AMC historically sold its products through Amazon across the United States, Canada, and Europe. The Amazon online stores for the respective regions operated under the entities Ants, Shanghai Xiaoyun Technology Limited (“Xiaoyun”), and Kunshan Yishijue Technology Limited (“Yishijue”). These entities authorized AMC to utilize their Amazon accounts free of charge for a duration of five years, starting from October 21, 2021 and expiring on October 20, 2026 (hereinafter referred to as the “Authorization Agreement”).

Ants is 95% owned by Mr. Da. Until April 2022, revenues collected from Amazon customers were paid into Ants’ virtual bank account on PingPong, a cross-border payments platform. However, commencing in April 2022, AMC acquired control of the payments platform and revenues are now paid directly to AMC. Effective as of January 9, 2025, the ownership of Amazon store North America has been successfully transferred to AMC from Ants.

Yishijue has no business operations other than owning an Amazon online store in Europe. Xiaoyun was founded to provide services for patent applications and intellectual property management. There are two nominal individuals who hold shares of Yishijue and Xiaoyun on behalf of Mr. Da and Mr. Da controls the primary economic activities of Yishijue and Xiaoyun, such as the authorization or transfer of the Amazon stores to AMC.

Historically, Xiaoyun and Yishijue operated as variable interest entities (“VIEs”) and assumed the associated risks and rewards, making AMC the primary beneficiary. AMC did not own any equity interests in the VIEs. Instead, AMC was regarded as the primary beneficiary of the VIEs for accounting purposes and consolidated the financial results of the VIEs under U.S. GAAP. In August 2024, AMC and the two VIEs entered into separate business transfer agreements. Under these agreements, Xiaoyun and Yishijue agreed to transfer all of their ownership in the Amazon online stores to AMC, including, but not limited to, the ownership of the store, business operation rights, customer resources, operational data, technical data, brand usage rights, intellectual property rights (such as trademarks, patents, copyrights, if applicable), and other assets and rights related to the operation of the Amazon online stores in exchange for an aggregate payment of RMB30,000 for each entity. Once the stores were successfully transferred to AMC, Xiaoyun and Yishijue would no longer be VIEs. However, in December 2025, AMC determined that, based on limited transaction volume through these stores, it would transition its sales channel to its own or other third-party platforms and is no longer utilizing the stores from Xiaoyun and Yishijue.

AMC does not currently generate revenue from directly providing software solutions or subscription-based services. Instead, the Company earns revenue through (i) product sales and (ii) revenue-sharing arrangements with related-party service providers, including Kami, which provide cloud-based services such as video storage and related functionality to end users.

With respect to Kami, AMC has entered into a revenue-sharing agreement pursuant to which AMC receives a percentage of revenues generated from the services provided. The revenue-share schedule is as follows:

Annual subscription periods	Percentage basis
	Inception through June 30, 2025	From July 1, 2025 Onwards
First year during which an end user starts the cloud service subscription from Kami	30%	30%
Second year during which an end user continues the cloud service	15%	30%
Third year and thereafter during which an end user continues the service subscription from Kami	0%	30%

AMC recognizes its revenue share when Kami receives subscription payments from users acquired through AMC’s camera sales. The agreement includes standard commercial terms, service obligations, and confidentiality provisions. The agreement also contains provisions for termination by either party with a notice period of 30 days. For the fiscal years ended December 31, 2025 and 2024, Kami accounted for approximately 48% and 27% of AMC’s revenue, respectively, and represented 78 % and 68% of its accounts receivable at December 31, 2025 and 2024, respectively.

AMC recognizes revenue from its revenue-sharing arrangements when the underlying service provider earns and collects consideration from end users or third-party platforms associated with the Company’s products. For cloud-based subscription services, revenue is recognized when the service provider receives subscription payments from users referred by the Company. For intelligent information service arrangements, revenue is recognized when Kami generates monetization revenue from third-party platforms and reports the Company’s contractual share.

Platforms

The Company is in the early stages of developing next-generation technology platforms intended to enhance the functionality of its hardware products. These platforms are expected to incorporate AI-based capabilities, including data processing, application interfaces and improved user interaction features. However, these platforms are still under development and are not currently commercially available.

Technology Advantages

The Company is evaluating certain technologies that may differentiate its products from competing solutions, including:

●	Dual Chip Design – A multi-processor architecture designed to enable switching between performance and low-power modes, which may improve power efficiency and battery life.
●	Artificial Intelligence Capabilities – The use of machine learning, natural language processing, computer vision, and predictive analytics to support functionalities such as monitoring, automation, and data analysis. These capabilities are expected to be supported primarily by third-party technologies.
●	Third-Party AI Integration – The integration of external AI components, such as pre-trained models and software libraries, to support system functionality and scalability.
●	22nm Semiconductor Design – A chip design based on a 22nm process that may provide cost efficiencies, improve thermal performance, and reduced current leakage.
●	Edge Computing (Under Evaluation) – The Company is assessing technologies that enable data processing at or near the device level to potentially reduce latency; however, no active development initiatives are currently in place.
●	Interface and System Enhancements – The Company is evaluating improvements in hardware and software interfaces, including compatibility with external systems and applications, to enhance usability.

Strategy & Positioning

We intend to maintain our market position and expand into new market opportunities by continuing to develop and deploy innovative technologies and by expanding our ecosystem of partners. Our key go-to-market strategies include:

Narrow Targeted Niche

The Company focuses on a targeted niche market characterized by specific application requirements, which allows it to tailor its hardware and software solutions to those use cases. By concentrating on defined customer segments and limited functionality, the Company seeks to differentiate its offerings through customization, cost efficiency, and integration with third-party technologies. Larger technology providers may prioritize broader, mass-market applications, and as a result may not focus on specialized use cases targeted by the Company.

Focus

We seek to solve only one or two core user needs within the niche using affordable hardware and scalable manufacturing. By focusing on these needs, we believe we can maximize our position in the market.

Invest in Our Platforms

The Company is evaluating the development of software functionality intended to enhance the performance and usability of its hardware products, including features related to video processing, data management and user interface improvements. At this time, the Company does not operate a standalone platform and any such capabilities remain in the early stages of assessment and development.

The Company may invest in expanding product features and related technology capabilities for its camera products in residential and commercial markets. As vision AI technologies continue to evolve and more devices become connected, the Company intends to explore opportunities to integrate its products with third-party systems and applications; however, these initiatives are preliminary and there can be no assurance as to their timing or successful implementation.

Channel Expansion

In addition to the existing channels we have built, we intend to continue to develop partnerships in areas such as shopping mall management, parking lots, senior care management, building construction and other related areas.

Pursue Selective Strategic Acquisitions

We may selectively pursue future acquisitions of businesses, technologies, or products that complement our platforms or align with our overall growth strategy. Such acquisitions could expand our team and/or technology portfolio to help us add new features to our platforms, accelerate the pace of our innovation or help us access attractive markets.

Manufacturing and Sourcing

AMC does not directly manufacture any of its products. Instead, all physical products are sourced from related party suppliers. AMC works closely with these suppliers to ensure key standards such as product quality, compliance and timely delivery.

AMC does not currently develop software or technology features internally. Any software functionality associated with its products is provided by third-party partners or service providers.

Research and Development

We invest resources in research and development to enhance our platforms and applications, support our technology infrastructure, develop new capabilities and conduct quality assurance testing. We expect to invest in continued research and development efforts to expand the capabilities of our technology. Our research and development of new products and services is a multidisciplinary effort across our product management, program management, software engineering, device engineering, quality engineering, configuration management and network operations teams.

AMC is evaluating research and development initiatives primarily focused on robotics-related technologies and enhancements to its hardware products. These efforts are at an early stage and are intended to support potential future product development and innovation.

The Company’s research and development activities are limited in scope and primarily consist of evaluating design concepts, engaging with third-party partners and assessing potential technologies. The Company has not yet committed to a definitive development timeline or commercialization plan, and there can be no assurance as to the timing or successful implementation of these initiatives.

Foreign Operations

To date, AMC’s business is mainly located in the United States. However, it sells products in the United Kingdom and certain European countries. Additionally, to a lesser extent, AMC conducts certain operations in China, including sourcing materials and providing services through its relationships with China-based suppliers and affiliates. AMC also historically benefited from its partnerships with Xiaoyun and Yishijue, which are headquartered and operated in China. However, in December 2025, AMC determined that, based on limited transaction volume through these stores, it would transition its sales channel to its own or other third-party platforms and is no longer utilizing the stores from Xiaoyun and Yishijue.

Competitive Environment

The market in which we operate is fragmented, competitive and constantly evolving. We expect competition to continue from existing competitors as well as potential new market entrants in the interactive security, video monitoring and intelligent automation markets. Our current competitors include providers of other technology platforms in interactive security, including Alarm.com, Google Nest, Blink by Amazon, Avigilon, Alula, Eagle Eye Networks Inc., Eufy by Anker and Honeywell International Inc.

Many of our competitors have long operating histories, greater name recognition and large customer bases. We expect to encounter new competitors as we enter new markets as well as increased competition. In addition, there may be new technologies that are introduced that reduce demand for our products or make them obsolete. Our current and potential competitors may also establish cooperative relationships among themselves or with third parties and rapidly acquire significant market share. Increased competition could also result in price reductions and loss of market share, any of which could result in lower revenue and negatively affect our ability to grow our business. We believe the principal competitive factors in the security surveillance market include the following:

●	simplicity and ease of use;
●	ability to offer persistent awareness, control, and intelligent automation;
●	breadth of features and functionality provided;
●	flexibility of the products and ability to personalize for the individual consumer;
●	compatibility with a wide selection of third-party devices;
●	pricing, affordability, and accessibility;
●	sales reach and local installation and support capabilities; and
●	brand awareness and reputation.

We believe we compete favorably with respect to these factors. Additionally, we believe our AI-based software platforms and edge computing products will help further differentiate us from competitors. Nevertheless, our competitors may have substantially greater financial, technical and other resources, greater brand recognition, larger sales and marketing budgets and broader distribution channels than we do. As a result, we may not compete effectively.

Our Intellectual Property

The Company has filed certain patent and trademark applications related to its technology and branding, which are in various stages of review and approval, and there can be no assurance that any such applications will be granted. The Company’s ability to compete depends in part on its ability to protect its proprietary technology and intellectual property rights, and it relies on a combination of patent, trademark, copyright and trade secret laws, as well as license agreements, confidentiality agreements and other contractual protections.

Our Human Capital Resources

The Company has a limited number of full-time employees and engages outsourced contractors to support its operations, including sales and marketing and general and administrative functions. The Company also engages consultants and temporary personnel from time to time. None of the Company’s employees is covered by collective bargaining agreements, and management considers its relationships with its personnel to be good.

We believe attracting, motivating and retaining talent at all levels is critical to continue our success. By improving employee retention and engagement, we believe we are also improving our ability to support our service provider partners and protect the long-term interests of our stockholders. We invest in our employees through benefits and various health and wellness initiatives and offer competitive compensation packages, ensuring fairness in internal compensation practices.

Government Regulations

Our business, operations and service provider partners are subject to various U.S. federal, state and local consumer protection laws, licensing regulation and other laws and regulations, and to similar laws and regulations in the other countries in which we operate. Compliance with these laws, rules, and regulations has not had a material effect upon our capital expenditures, results of operations or competitive position. Nevertheless, compliance with existing or future governmental regulations, including, but not limited to, those pertaining to global trade, business acquisitions, consumer protection, and taxes, could have a material impact on our business in subsequent periods.

In particular, we are subject to the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Foreign Corrupt Practices Act of 1977, as amended, the U.S. Travel Act, and possibly other anti-bribery laws, including those that comply with the OECD Convention on Combating Bribery of Foreign Public Officials in International Business Transactions and other international conventions. Anti-corruption laws are interpreted broadly and prohibit our company from authorizing, offering, or providing directly or indirectly improper payments or benefits to recipients in the public or private-sector. Certain laws could also prohibit us from soliciting or accepting bribes or kickbacks. Our company has direct government interactions and in several cases uses third-party representatives, including dealers, for regulatory compliance, sales and other purposes in a variety of countries. These factors increase our anti-corruption risk profile. We can be held liable for the corrupt activities of our employees, representatives, contractors, partners and agents, even if we did not explicitly authorize such activity.

We are also subject to data privacy and security laws, anti-money laundering laws (such as the USA PATRIOT Act), and import/export laws and regulations in the United States and in other jurisdictions.

We are also subject to certain foreign regulations based on the jurisdictions we operate in, including laws in the PRC such as the PRC Labor Contract Law.

Refer to “Risk Factors” for a discussion of the potential impacts related to the governmental regulations applicable to us.

Corporate Information

AMC Robotics Corporation (formerly known as AlphaVest Acquisition Corp) was incorporated in the Cayman Islands on January 14, 2022. AMC Washington was incorporated under the laws of the State of Washington on October 21, 2021. On December 9, 2025, the parties consummated the Business Combination, including the Domestication of the Company whereby the Company became a Delaware corporation.

Historically, AMC maintained contractual arrangements with Xiaoyun and Yishijue through VIEs, which enabled AMC to control and consolidate their financial results. Under the VIE structure, AMC held effective control over the VIE’s primary economic activities and assumed the associated risks and benefits from the economic rewards through contractual arrangements, making AMC the primary beneficiary for accounting purposes. Through authorization agreements, AMC was able to operate the Amazon store UK and Amazon store Europe free of charge for a duration of 5 years, starting from October 21, 2021, which are owned by Xiaoyun and Yishijue, respectively. Through these contractual arrangements, AMC bore all risks of loss and was entitled to all benefits derived from Yishijue and Xiaoyun. In December 2025, AMC determined that, based on limited transaction volume through these stores, it would transition its sales channel to its own or other third-party platforms and is no longer utilizing the stores from Xiaoyun and Yishijue.

Implications of Being an Emerging Growth Company and Smaller Reporting Company

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), reduced disclosure obligations regarding executive compensation in their periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

The JOBS Act also provides that an emerging growth company does not need to comply with any new or revised financial accounting standards until such date that a private company is otherwise required to comply with such new or revised accounting standards. Pursuant to the JOBS Act, we have elected to take advantage of the benefits of this extended transition period for complying with new or revised accounting standards as required when they are adopted for public companies. As a result, our operating results and financial statements may not be comparable to the operating results and financial statements of other companies who have adopted the new or revised accounting standards.

The Company will remain an emerging growth company until the earlier of: (i) the last day of the fiscal year (a) following December 31, 2030, (b) in which it has total annual gross revenue of at least $1.235 billion, or (c) in which the combined company is deemed to be a large accelerated filer, which means the market value of the combined Company’s common equity that is held by non-affiliates exceeds $700 million as of the last business day of its most recently completed second fiscal quarter; and (ii) the date on which the Company has issued more than $1.00 billion in non-convertible debt securities during the prior three-year period. References herein to “emerging growth company” have the meaning associated with it in the JOBS Act.

We are also a “smaller reporting company,” and we will continue to be a “smaller reporting company” if either (i) the market value of our stock held by non-affiliates is less than $250.0 million as of the last business day of our second fiscal quarter or (ii) our annual revenue is less than $100.0 million during the most recently completed fiscal year and the market value of our stock held by non-affiliates is less than $700.0 million as of the last business day of our second fiscal quarter. If we are a smaller reporting company at the time we cease to be an emerging growth company, we may continue to rely on exemptions from certain disclosure requirements that are available to smaller reporting companies. Specifically, as a smaller reporting company, we may choose to present only the two most recent fiscal years of audited financial statements and only two years of management’s discussion and analysis of financial condition and results of operations disclosures and, similar to emerging growth companies, smaller reporting companies have reduced disclosure obligations regarding executive compensation.

Market Price, Ticker Symbols and Dividend Information

Market Price and Ticker Symbols

Our Common Stock is currently listed on Nasdaq under the symbol “AMCI.” On April 10, 2026, the closing price of our Common Stock was $6.25.

Holders

As of April 20, 2026, there were 22,595,363 shares of Common Stock issued and outstanding held of record by 36 holders. The number of holders of record does not include a substantially greater number of “street name” holders or beneficial holders whose Common Stock are held of record by banks, brokers and other financial institutions.

Dividend Policy

We have not paid any cash dividends on our capital stock to date. We may retain future earnings, if any, for future operations, expansion and debt repayment and have no current plans to pay cash dividends for the foreseeable future. Any decision to declare and pay dividends in the future will be made at the discretion of the board of directors and will depend on, among other things, our results of operations, financial condition, cash requirements, contractual restrictions and other factors that the board of directors may deem relevant. In addition, our ability to pay dividends may be limited by any outstanding preferred stock and covenants of any existing and future outstanding indebtedness. We do not anticipate declaring any cash dividends to holders of Common Stock in the foreseeable future. As a result, you may not receive any return on an investment in our Common Stock unless you sell your Common Stock for a price greater than that which you paid for it.

Item 1A. Risk Factors

You should carefully consider the following risk factors, together with all of the other information included elsewhere in this Annual Report on Form 10-K. The value of your investment in the Company will be subject to the significant risks affecting the Company and inherent to the industry in which it operates. The risk factors described below disclose material and other risks, are not intended to be exhaustive and are not the only risks faced by the Company. Additional risks not currently known to us or that we currently deem to be immaterial also may materially adversely affect the business, financial condition, results of operations and cash flows in future periods of the Company. The occurrence of any of these events could cause the trading price of our Common Stock to decline, perhaps significantly, and you therefore may lose all or part of your investment. The following discussion should be read in conjunction with the financial statements and notes to the financial statements included herein.

It may be difficult to evaluate our business prospects, and our operating results may fluctuate.

Our operating results may fluctuate because of a variety of factors, many of which are outside of our control. Fluctuations in our results of operations may be due to a number of factors, including:

●	Fluctuations with respect to the portion of our revenue attributable to sharing agreement from related party, versus hardware and other sales;

●	fluctuations in demand, including due to seasonality, for our products;

●	changes in pricing by us in response to competitive pricing actions;

●	the ability of our hardware vendors to continue to manufacture high-quality products and to supply sufficient products to meet our demands;

●	the timing and success of introductions of new products, products or upgrades by us or our competitors;

●	changes in our business and pricing policies or those of our competitors;

●	our ability to control costs, including our operating expenses and the costs of the hardware we purchase;

●	the impact of tariffs, trade restrictions, or changes in international trade policies, including increased import duties on components or finished goods, which may increase our cost of hardware, disrupt our supply chain, or require us to adjust pricing or sourcing strategies;

●	competition, including entry into the industry by new competitors and new offerings by existing competitors;

●	our ability to successfully manage any future acquisitions of businesses;

●	issues related to introductions of new or improved products such as shortages of prior generation products or short-term decreased demand for next generation products;

●	the amount and timing of expenditures, including those related to expanding our operations, increasing research and development, introducing new products or paying litigation expenses;

●	the ability to effectively manage growth within existing and new markets domestically and abroad;

●	the strength of regional, national and global economies; and

●	the impact of natural disasters or manmade problems.

Our operating results may fluctuate due to seasonality.

Our quarterly and annual operating results have fluctuated in the past and likely will fluctuate in the future. The demand for our products is driven largely by the demand for the end-product applications that are powered by our products which can vary on seasonality. We expect high demand from our customers in holiday seasons such as the third and fourth quarters in a year compared to lower demand in the first and second quarters in a year.

We have a history of net losses.

We have a history of net losses. The Company incurred a net loss of $24,817,342 for the year ended December 31, 2025, and had net losses in 2024 and 2023. We have historically funded our operations and capital needs primarily through borrowings from a related party, Ants Technology (HK) Limited (“Ants”). There can be no assurance that AMC will be successful in achieving its strategic plans, that AMC’s future capital raises will be sufficient to support its ongoing operations, or that any additional financing will be available in a timely manner or with acceptable terms, if at all. If AMC is unable to raise sufficient financing or events or circumstances occur such that AMC does not meet its strategic plans, it would have a material adverse effect on AMC’s financial position, results of operations, cash flows, and ability to achieve its intended business objectives.

Failure to establish and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and stock price.

In connection with the audits of our consolidated financial statements as of and for the years ended December 31, 2025 and 2024, we and our independent registered public accounting firm identified four material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal controls, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

The material weaknesses that have been identified for AMC are as follows:

(1) Lack of Experienced Accounting Team — AMC lacks qualified in-house accounting staff and resources with adequate knowledge of U.S. GAAP. A third-party consulting firm has been engaged to prepare financial statements and footnote disclosures in accordance with U.S. GAAP.

(2) Lack of Duty Segregations — The Company separates the duties at certain areas, but there is only one person responsible for various functions of the Company, including processing payments and Human Resource functions. All other individuals involved in these processes are engaged through independent contractor roles.

(3) Lack of sufficient inventory management process and control system — AMC does not have a sufficient inventory management process or control system.

(4) Lack of proper approval for related party transactions — AMC lacks a formal approval process for related party transactions.

To remediate our material weaknesses, we have begun and will continue to: (1) hire additional qualified accounting staff with appropriate knowledge and experience in U.S. GAAP and SEC financial reporting requirements, while strengthening period-end financial reporting controls and procedures; (2) establish an ongoing program to provide adequate training for financial reporting and accounting personnel, particularly on U.S. GAAP and SEC requirements; (3) assign clear roles and responsibilities to accounting staff and the management team to establish segregation of duties and improve inventory processes; and (4) implement a thorough review and approval process for related party transactions.

However, we cannot assure that we will remediate our material weaknesses in a timely manner, or at all. If we fail to implement and maintain effective internal controls to remediate the material weaknesses over financial reporting, we may be unable to accurately report our results of operations, meet our reporting obligations or prevent fraud. As a result, investors may lose confidence in the accuracy and completeness of our financial reports and the price of our Common Stock could be negatively affected. We could also become subject to investigations by the SEC, Nasdaq or other regulatory authorities, which could require additional financial and management resources. In addition, if we fail to remedy any material weakness, our financial statements could be inaccurate and we could face restricted access to capital markets.

We are exposed to risks relating to price fluctuations of hardware cost.

Prices of hardware have a significant impact on our cost of sales. In 2025, costs of hardware accounted for 78% of the final price sold in the market for the period, as compared to 81% in 2024. Parts and accessories for our products primarily include lenses, lithium batteries, infrared sensors and integrated chips. The current or expected supply of our key hardware parts and accessories may fluctuate depending on a number of factors beyond our control, including but not limited to the availability of resources in the supplier market, market demand, market disruptions, natural disasters and other factors. Government tariffs that are imposed may also impact the availability and cost of our key hardware parts and accessories. We may not be able to obtain stable, high-quality parts and accessories at reasonable prices. If prices rise, it would have a material adverse effect on our operating results.

The markets in which we participate are highly competitive and many companies, including large technology companies, are actively targeting the home automation, security monitoring and video monitoring markets. If we are unable to compete effectively with these companies, our sales and profitability could be adversely affected.

We compete in several markets, including home automation, security monitoring and video monitoring. The markets in which we participate are highly competitive and competition may intensify in the future.

Our ability to compete depends on a number of factors, including:

●	our platform and products’ functionality, performance, ease of use, reliability, availability and cost effectiveness relative to that of our competitors’ products;

●	our success in utilizing new and proprietary technologies to offer products and features previously not available in the marketplace;

●	our success in identifying new markets, applications and technologies;

●	our ability to attract and retain partners;

●	our name recognition and reputation;

●	our ability to recruit software engineers and sales and marketing personnel; and

●	our ability to protect our intellectual property.

Consumers may prefer to purchase from their existing suppliers rather than a new supplier regardless of product performance or features. In the event a consumer decides to evaluate a new product or a solution, the consumer may be more inclined to select one of our competitors whose product offerings are broader than those that we offer.

Aggressive business tactics by our competitors may reduce our revenue.

Increased competition in the markets in which we compete may result in aggressive business tactics by our competitors, including:

●	selling at a discount;

●	offering products similar to our platform and products on a bundled basis at lower prices;

●	announcing competing products combined with extensive marketing efforts;

●	providing financing incentives to consumers; and

●	asserting intellectual property rights irrespective of the validity of the claims.

Our service providers may switch and offer the products and services of competing companies, which would adversely affect our sales and profitability. Competition from other companies may also adversely affect our negotiations with service providers and suppliers, including, in some cases, requiring us to lower our prices. Opportunities to take market share using innovative products, services and sales approaches may also attract new entrants to the field. We may not be able to compete successfully with the offerings and sales tactics of other companies, which could result in the loss of service providers offering our platform and products and, as a result, our revenue and profitability could be adversely affected.

If we fail to compete successfully against our current and future competitors, or if our current or future competitors employ aggressive business tactics, including those described above, demand for our platforms and products could decline, we could experience cancellations of our services to consumers, or we could be required to reduce our prices or increase our expenses.

We receive a substantial portion of our revenue from a limited number of service providers, and the loss of, or a significant reduction in, orders from one or more of our major service providers would result in decreased revenue and profitability.

Our success is highly dependent upon establishing and maintaining successful relationships with a variety of service providers. We generally enter into agreements with our service providers outlining the terms of our relationship, including service provider pricing commitments, maintenance and support requirements. These contracts typically have an initial term of three years, with subsequent renewal terms. While we have developed a network of service providers, we receive a substantial portion of our revenue from a limited number of service providers. For the fiscal year ended December 31, 2025, one customer, Kami Vision Incorporated (“Kami”), a related party to AMC, contributed approximately 52% of AMC’s revenue and accounted for 79% of AMC’s accounts receivable at December 31, 2025. The loss of one or more key service provider, a reduction in sales through any major service   provider, the inability of any customer to fulfill its financial obligations or the inability or unwillingness of any of our major service provider to pay for our products reduce our revenue and could impair our profitability. Additionally, this concentration exposes AMC to potential collection risks and could increase its vulnerability to any economic downturns or operational disruptions affecting key customers.

Mergers or other strategic transactions involving our competitors could weaken our competitive position, which could adversely affect our ability to compete effectively and harm our results of operations.

Our industry is highly fragmented, and we believe it is likely that some of our existing competitors will consolidate or be acquired. In addition, some of our competitors may enter into new alliances with each other or may establish or strengthen cooperative relationships with systems integrators, third-party consulting firms or other parties. Any such consolidation, acquisition, alliance or cooperative relationship could adversely affect our ability to compete effectively and lead to pricing pressure and our loss of market share and could result in a competitor with greater financial, technical, marketing, service and other resources, all of which could harm our business, results of operations and financial condition.

A significant decline in subscriber retention, renewal rates, or usage of services provided by our business partners would have an adverse effect on our business, financial condition and operating results.

A significant portion of our revenue is derived from arrangements with related-party service providers, including SaaS and platform-based services offered by such provider. Our revenue is therefore dependent, in part, on the number of active subscribers to these services and their level of usage of platform features. Subscribers may elect to terminate or reduce their use of such services at any time. If the related party service provider is unable to attract, retain, or expand their subscriber base, or if subscriber engagement declines, our revenue and ability to grow could be adversely affected.

We do not control the contractual relationship between the related party service provider and their subscribers, and we do not independently determine renewal rates. As a result, we have limited visibility into, and ability to influence, subscriber retention and renewal trends. Accordingly, we may not be able to accurately predict future trends in renewals, usage, or churn associated with these services.

Subscribers may choose not to renew their contracts or may reduce usage for a variety of reasons, including dissatisfaction with the service, pricing considerations, reduced discretionary spending, or a belief that competing services provide better value. In addition, subscriber behavior may be affected by factors outside of our or our business partners’ control, such as changes in economic conditions, relocation, or the dissolution of a business.

A significant decline in subscriber retention, renewal rates, or usage levels associated with this related party services would have an adverse effect on our business, financial condition, and operating results.

If we are unable to develop new products, sell our platform and products into new markets or further penetrate our existing markets, our revenue may not grow as expected.

Our ability to increase sales will depend in large part on our ability to enhance and improve our platform and products, introduce new products in a timely manner, sell into new markets and further penetrate our existing markets. The success of any enhancement or new solution or service depends on several factors, including the timely completion, introduction and market acceptance of enhanced or new products, the ability to maintain and develop relationships with service providers, the ability to attract, retain and effectively train sales and marketing personnel and the effectiveness of our marketing programs. Any new product or service we develop or acquire may not be introduced in a timely or cost-effective manner, and may not achieve the broad market acceptance necessary to generate significant revenue. Any new markets into which we attempt to sell our platform and products, including new vertical markets and new countries or regions, may not be receptive. Our ability to further penetrate our existing markets depends on the quality of our platform and products and our ability to design our platform and products to meet consumer demand.

We rely on wireless carriers to provide access to wireless networks through which we provide our wireless alarm, notification and intelligent automation services, and any interruption of such access would impair our business.

We rely on wireless carriers to provide access to wireless networks for machine-to-machine data transmissions, which are an integral part of our services. Our wireless carriers may suspend wireless service to expand, maintain or improve their networks. Any suspension or other interruption of services would adversely affect our ability to provide our services to our service providers and subscribers and may adversely affect our reputation. In addition, the inability to maintain our existing contracts with our wireless carriers or enter into new contracts with such wireless carriers could have a material adverse effect on our business, financial condition and results of operations.

Any security incident, other technology disruption, or failure to comply with laws and regulations relating to privacy and processing of personal information could result in damage to AMC’s brand and reputation, material financial penalties, and legal liability, any of which could negatively impact our business, results of operations and financial condition.

AMC’s business involves the use of computers in substantially all aspects of its business operations. AMC also uses mobile devices, social networking and other online activities to connect with its employees, suppliers, manufacturers, distributors, customers and consumers. As AMC pursues new initiatives that grow its operations, including acquisitions, AMC may also be required to expand and improve its information technologies, resulting in a larger technological presence and corresponding exposure to cybersecurity risk. Security incidents can take a variety of forms and are constantly evolving due to the increasing sophistication of threat actors, each of which increases the difficulty of detecting and successfully defending against them. If AMC fails to assess, identify, and respond to cybersecurity risks associated with the expansion and evolution of its business or the increasing sophistication of hackers, AMC may become increasingly vulnerable to such risks.

While AMC believes that it has implemented reasonable measures to prevent security incidents, there can be no assurances that such measures will be effective to protect AMC’s information technology systems and/or the relevant personal or sensitive information it processes. As an early-stage company, AMC’s resources to invest in data security protection are limited, and AMC may not be sufficiently protected against security incidents. AMC may not have sufficient resources to adequately investigate and remediate any vulnerabilities related to security incidents, or to prevent them.

In addition to breach notification laws that may be triggered by security incidents or access or exfiltration of personal information by unauthorized persons, AMC may also be contractually required to notify customers or other counterparties of a security incident. Maintaining industry standard safeguards and, if needed, addressing a security incident may be costly. Complying with the numerous and complex regulations in the event of a data security breach would be potentially expensive, and resource-intensive and failure to comply could subject us to regulatory scrutiny and potential liability, including fines, penalties, or litigation. In addition, the theft, destruction, loss, misappropriation, or release of personal information or intellectual property, or interference with AMC’s information technology systems or the technology systems of third parties on which it relies, could result in business disruption, reputational harm, violation of privacy laws, loss of customers, potential liability and competitive disadvantage, all of which could have a material adverse impact on AMC’s business, financial condition or results of operations.

We may require additional capital to support business growth, and this capital might not be available on acceptable terms, or at all.

We intend to continue to make investments to support our business growth and may require additional funds to respond to business challenges, including the need to develop new features or enhance our products, improve our operating system or acquire complementary businesses and technologies. Our capital requirements will depend on many factors, including, but not limited to:

●	technological advancements;

●	market acceptance of our products and product enhancements, and the overall level of sales of our products;

●	R&D expenses;

●	our relationships with our customers and suppliers;

●	our ability to control costs;

●	sales and marketing expenses;

●	enhancements to our infrastructure and systems and any capital improvements to our facilities;

●	potential acquisitions of businesses and product lines; and

If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to grow or support our business and to respond to business challenges could be limited.

The technology employed in our products may become obsolete, and we may need to incur significant capital expenditures to update our products for changes in technology.

Our industry is characterized by rapid technological innovation. Our platform and products interact with the hardware and software technology of systems and devices located at our subscribers’ properties. We may be required to modify or change our products or products to adapt to new technologies or changes in existing technologies in response to changing market conditions, consumer preferences or industry standards, which could require significant capital expenditures. For example, many of our products are currently working on platforms that rely on 3G/4G wireless technology. As 5G wireless technology becomes more prevalent, it may require changes to our products or products. It is also possible that one or more of our competitors could develop a significant technical advantage that allows them to provide additional or superior quality products or services, or to lower their price for similar products or services, which could put us at a competitive disadvantage. Our inability to adapt to changing technologies, market conditions or consumer preferences in a timely manner could materially and adversely affect our business, financial condition, cash flows or results of operations.

If we are unable to continue to utilize the “Yi” brand name, it could materially and adversely affect our business, financial condition and results of operations.

We currently utilize the “Yi” brand name in almost all of the products we sell. We have been granted permission by Shanghai Xiaoyi Technology Co., Ltd., the owner of the “Yi” brand name, to utilize such name in all of our products in our online sales through October 22, 2026. We cannot assure you that we will be able to extend this arrangement beyond such date. If we are unable to maintain this arrangement in the future and lose the ability to utilize the “Yi” brand name, it could materially and adversely affect our business, financial condition and results of operations.

We depend on our suppliers, and the loss of any key supplier could materially and adversely affect our business, financial condition and results of operations.

Our hardware products depend on the quality of components that we procure from related-party suppliers. Reliance on suppliers, as well as industry supply conditions, generally involves several risks, including the possibility of defective parts, which can adversely affect the reliability and reputation of our platform and products, and a shortage of components and reduced control over delivery schedules and increases in component costs, which can adversely affect our profitability. We have two related parties from which we procure hardware on a purchase order basis. If these suppliers are unable to continue to provide a timely and reliable supply, we could experience interruptions in delivery of our platform and products to service providers, which could have a material adverse effect on our business, financial condition and results of operations. If we were required to find alternative sources of supply, qualification of alternative suppliers and the establishment of reliable supplies could result in delays and a possible loss of sales, which could have a material adverse effect on our business, financial condition and results of operations.

Disruptions in the supply chain for AMC’s products could negatively impact AMC’s business.

AMC’s business has in the past been impacted by supply chain disruptions, particularly a short supply of security cameras. To address this challenge, AMC in the past purchased Ants’ remaining inventory of security cameras, which allowed it to meet customer demand without significant interruptions to its operations or revenue. While the disruption posed challenges, AMC’s proactive measures helped mitigate immediate risks to customer satisfaction and market position. AMC has implemented several strategies to address supply chain risks going forward, including diversifying its supplier base by expanding partnerships with multiple suppliers to reduce reliance on any single source, and seeking to better manage its inventory by increasing the amount of parts and accessories purchased when placing purchase orders. These mitigation efforts, while effective in addressing short-term supply chain disruptions, introduced certain other risks, including product quality and reliability risks dealing with new suppliers and higher costs to increase inventory levels. Although AMC will seek to mitigate these risks such as by conducting rigorous quality assurance processes, there can be no assurance that AMC will be successful in these efforts. If it is not, it could have a material adverse effect on AMC’s business.

AMC faces inflationary pressures which could negatively impact its business.

To date, recent inflationary pressures have not had a material impact on AMC’s business and operations. However, such pressures could increase over time and if they did, it could have a material impact on AMC’s business and operations. For instance, to date, the costs associated with procuring AMC’s hardware, raw materials and third-party services have not increased materially as AMC’s main suppliers are located in PRC where inflation has been controlled in the past year. If inflation were to increase in these locations, it could negatively impact AMC’s business.

Furthermore, inflationary pressures in the logistics sector, including higher fuel and transportation costs, could increase and further negatively impact the cost of delivering AMC’s products and products. The United States government has also recently imposed higher tariffs on products from the PRC, which could increase the prices of our products and services and could negatively impact our business. If AMC is unable to implement successful strategies to offset such inflationary pressures and/or tariffs, it could have a material adverse effect on its business and operations.

Growth of our business will depend on market awareness and a strong brand, and any failure to develop, maintain, protect and enhance our brand would hurt our ability to retain or attract subscribers.

We believe that building and maintaining market awareness, brand recognition and goodwill in a cost-effective manner is critical to our overall success in achieving widespread acceptance of our existing and future products and is an important element in attracting new service providers and subscribers. An important part of our business strategy is to increase service provider and consumer awareness of our brand and to provide marketing leadership, services and support to our service provider network. This will depend largely on our ability to continue to provide high-quality products, and we may not be able to do so effectively. While we may choose to engage in a broader marketing campaign to further promote our brand, this effort may not be successful. Our efforts in developing our brand may be hindered by the marketing efforts of our competitors and our reliance on our service providers and strategic partners to promote our brand. If we are unable to cost-effectively maintain and increase awareness of our brand, our business, results of operations and financial condition could be harmed.

Our strategy includes pursuing acquisitions, and our potential inability to successfully integrate newly-acquired technologies, assets or businesses may harm our financial results.

We believe part of our growth will be driven by acquisitions of other companies or their technologies, assets and businesses. Any acquisitions we complete will give rise to risks, including:

●	incurring higher than anticipated capital expenditures and operating expenses;

●	failing to assimilate the operations and personnel or failing to retain the key personnel of the acquired company or business;

●	failing to integrate the acquired technologies, or incurring significant expense to integrate acquired technologies into our platform and products;

●	diverting our management’s attention and other company resources;

●	failing to maintain uniform standards, controls and policies;

●	incurring significant accounting charges;

●	impairing relationships with employees, service providers or subscribers;

●	finding that the acquired technology, asset or business does not further our business strategy, that we overpaid for the technology, asset or business or that we may be required to write off acquired assets or investments partially or entirely;

●	failing to realize the expected synergies of the transaction;

●	being exposed to unforeseen liabilities and contingencies that were not identified prior to acquiring the company; and

Fully integrating an acquired technology, asset or business into our operations may take a significant amount of time. We may not be successful in overcoming these risks or any other problems encountered with acquisitions. To the extent we do not successfully avoid or overcome the risks or problems related to any such acquisitions, our results of operations and financial condition could be harmed. Acquisitions also could impact our financial position and capital requirements, or could cause fluctuations in our quarterly and annual results of operations. Acquisitions could include significant goodwill and intangible assets, which may result in future impairment charges that would reduce our stated earnings. We may incur significant costs in our efforts to engage in strategic transactions and these expenditures may not result in successful acquisitions.

To carry out our business plan, we may face the challenge that we are short of human capital resources.

In our business plan, we are planning to launch new products which require intensive investment of human capital resources. We currently employ only a small group of people and rely on the outsourced human capital that we work with. The lack of human resources has potential to impact the development of our business plan and delay the launch of our new products.

Evolving government and industry regulation and changes in applicable laws relating to the Internet and data privacy may increase our expenditures related to compliance efforts or otherwise limit the products we can offer, which may harm our business and adversely affect our financial condition.

As internet commerce continues to evolve, federal, state or foreign agencies have adopted and could in the future adopt regulations covering issues such as user privacy and content. We are particularly sensitive to these risks because the Internet is a critical component of our business model. In addition, taxation of products or services provided over the Internet or other charges imposed by government agencies or by private organizations for accessing the internet may be imposed. Any regulation imposing greater fees for Internet use or restricting information exchange over the Internet could result in a decline in the use of the Internet and the viability of Internet-based services, which could harm our business.

Changes in international trade policies, tariffs and treaties affecting imports and exports may have a material adverse effect on our operations.

There have recently been significant changes to international trade policies and tariffs affecting imports and exports. Any significant increases in tariffs on goods or materials or other changes in trade policy could negatively affect our operations.

Recently, the U.S. has implemented a range of new tariffs and increases to existing tariffs. In response to the tariffs announced by the U.S., other countries have imposed, are considering imposing, and may in the future impose new or increased tariffs on certain exports from the United States. There is currently significant uncertainty about the future relationship between the United States and other countries with respect to trade policies, taxes, government regulations and tariffs. We cannot predict whether, and to what extent, current tariffs will continue or trade policies will change in the future. Such changes could have a material adverse effect on our operations.

We rely on the performance of our senior management and highly skilled personnel, and if we are unable to attract, retain and motivate well-qualified employees, our business and results of operations could be harmed.

We believe our success depends on the efforts and talents of senior management and key personnel. Our future success depends on our continuing ability to attract, develop, motivate and retain highly qualified and skilled employees. Qualified individuals are in high demand, and we may incur significant costs to attract them. In addition, the loss of any of our senior management or key personnel could interrupt our ability to execute our business plan, as such individuals may be difficult to replace. If we do not succeed in attracting well-qualified employees or retaining and motivating existing employees, our business and results of operations could be harmed.

Our business is subject to the risks of earthquakes, fire, power outages, floods and other catastrophic events, and to interruption by manmade problems such as terrorism or global or regional economic, political and social conditions.

A significant natural disaster, such as an earthquake, fire or a flood, or a significant power outage could harm our business, results of operations and financial condition. Natural disasters could affect our hardware vendors. Further, if a natural disaster occurs in a region from which we derive a significant portion of our revenue, such as metropolitan areas in North America, consumers in that region may delay or forego purchases of our platform and products from service providers in the region, which may harm our results of operations for a particular period. In addition, terrorist acts or acts of war could cause disruptions in our business or the business of our hardware vendors, service providers, subscribers or the economy as a whole. More generally, these geopolitical, social and economic conditions could result in increased volatility in worldwide financial markets and economies that could harm our sales. Given our concentration of sales during the third and fourth quarters, any disruption in the business of our hardware vendors and service providers that impacts sales during the third or fourth quarter could have a greater impact on our annual results. All of the aforementioned risks may be augmented if the disaster recovery plans for us, our service providers and our suppliers prove to be inadequate. To the extent that any of the above results in delays or cancellations of orders, or delays in the manufacture, deployment or shipment of our platform and products, our business, financial condition and results of operations would be harmed.

Downturns in general economic and market conditions and reductions in spending may reduce demand for our platform and products, which could harm our revenue, results of operations and cash flows.

Our revenue, results of operations and cash flows depend on the overall demand for our platform and products. Concerns about the systemic impact of a potential widespread recession, energy costs, geopolitical issues, the availability and cost of credit and the global housing and mortgage markets have contributed to increased market volatility, decreased consumer confidence and diminished growth expectations in the U.S. economy. The current unstable general economic and market conditions have been characterized by a dramatic decline in consumer discretionary spending and have disproportionately affected providers of products that represent discretionary purchases. While the decline in consumer spending has recently moderated, these economic conditions could still lead to continued declines in consumer spending over the foreseeable future, and may have resulted in a resetting of consumer spending habits that may make it unlikely that such spending will return to prior levels for the foreseeable future.

During weak economic times, the available pool of service providers may decline as the prospects for home building and home renovation projects diminish, which may have a corresponding impact on our growth prospects. In addition, there is an increased risk during these periods that one of our service providers will file for bankruptcy protection, which may harm our reputation, revenue, profitability and results of operations. Likewise, consumer bankruptcies can detrimentally affect the business stability of our service providers. Prolonged economic slowdowns and reductions in new home construction and renovation projects may result in diminished sales of our platform and products. Further worsening, broadening or protracted extension of the economic downturn could have a negative impact on our business, revenue, results of operations and cash flows.

Failure to comply with laws and regulations could harm our business.

We conduct our principal business operations in the United States. We are subject to regulation by various federal, state and local agencies, including, but not limited to, agencies responsible for monitoring and enforcing employment and labor laws, workplace safety, product safety, environmental laws, consumer protection laws, federal securities laws and tax laws and regulations.

We are subject to the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Foreign Corrupt Practices Act of 1977, as amended, the U.S. Travel Act, and possibly other anti-bribery laws, including those that comply with the OECD Convention on Combating Bribery of Foreign Public Officials in International Business Transactions and other international conventions. Anti-corruption laws are interpreted broadly and prohibit our company from authorizing, offering, or providing directly or indirectly improper payments or benefits to recipients in the public or private-sector. Certain laws could also prohibit us from soliciting or accepting bribes or kickbacks. Our company has direct government interactions and in several cases uses third-party representatives, including dealers, for regulatory compliance, sales and other purposes in a variety of countries. These factors increase our anti-corruption risk profile. We can be held liable for the corrupt activities of our employees, representatives, contractors, partners and agents, even if we did not explicitly authorize such activity. Although we have implemented policies and procedures designed to ensure compliance with anti-corruption laws, there can be no assurance that all of our employees, representatives, contractors, partners, and agents will comply with these laws and policies.

We are also subject to data privacy and security laws, anti-money laundering laws (such as the USA PATRIOT Act), and import/export laws and regulations in the United States and in other jurisdictions.

Our business operates in a regulated industry.

Our business, operations and service providers are subject to various U.S. federal, state and local consumer protection laws, licensing regulation and other laws and regulations. Our advertising and sales practices and that of our service provider network are subject to regulation by the U.S. Federal Trade Commission, or the FTC, in addition to state consumer protection laws. The FTC and the Federal Communications Commission have issued regulations that place restrictions on, among other things, unsolicited automated telephone calls to residential and wireless telephone subscribers by means of automatic telephone dialing systems and the use of prerecorded or artificial voice messages. If our service providers were to take actions in violation of these regulations, such as telemarketing to individuals on the “Do Not Call” registry, we could be subject to fines, penalties, private actions or enforcement actions by government regulators. Although we have taken steps to insulate ourselves from any such wrongful conduct by our service providers, and to require our service providers to comply with these laws and regulations, no assurance can be given that we will not be exposed to liability as result of our service providers’ conduct. Further, to the extent that any changes in law or regulation further restrict the lead generation activity of our service providers, these restrictions could result in a material reduction in subscriber acquisition opportunities, reducing the growth prospects of our business and adversely affecting our financial condition and future cash flows. In addition, most states in which we operate have licensing laws directed specifically toward the monitored security services industry. Our business relies heavily upon cellular telephone service to communicate signals. Cellular telephone companies are currently regulated by both federal and state governments. Changes in laws or regulations could require us to change the way we operate, which could increase costs or otherwise disrupt operations. In addition, failure to comply with any such applicable laws or regulations could result in substantial fines or revocation of our operating permits and licenses, including in geographic areas where our services have substantial penetration, which could adversely affect our business and financial condition. Further, if these laws and regulations were to change or if we fail to comply with such laws and regulations as they exist today or in the future, our business, financial condition and results of operations could be materially and adversely affected.

If we fail to protect our intellectual property and proprietary rights adequately, our business could be harmed.

We believe that our proprietary technology is essential to establishing and maintaining our position in the market that we operate. We seek to protect our intellectual property through confidentiality, non-compete and non-disclosure agreements, domain names and other measures, some of which afford only limited protection. We also rely on patent, trademark, trade secret and copyright laws to protect our intellectual property. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our technology or to obtain and use information that we regard as proprietary. Our means of protecting our proprietary rights may not be adequate or our competitors may independently develop similar or superior technology, or design around our intellectual property. In addition, the laws of some foreign countries do not protect our proprietary rights to as great an extent as the laws of the United States. Intellectual property protections may also be unavailable, limited or difficult to enforce in some countries, which could make it easier for competitors to capture market share. Our failure or inability to adequately protect our intellectual property and proprietary rights could harm our business, financial condition and results of operations.

Risks related to Foreign Operations

If AMC is deemed to be a China-based company, it could have a significant impact on AMC’s business operations and the value of its securities.

Based on AMC’s jurisdiction of incorporation, financial makeup and business operations, AMC is not considered a China-based company. However, because it conducts certain operations in the PRC, it is possible that the PRC government could seek to deem AMC as a China-based issuer. If AMC were to be deemed to be a China-based issuer and become subject to PRC regulation and oversight, it could have a material adverse effect on its business operations and the value of its securities.

The PRC legal system is based on written statutes. Unlike the common law system, prior court decisions may be cited for reference but do not have binding authority. As PRC legal system is evolving rapidly, the interpretations of many laws, regulations and rules may contain inconsistencies and enforcement of these laws, regulations and rules involve uncertainties, which may limit legal protections available to AMC. Furthermore, the PRC legal system is based in part on government policies and internal rules, some of which are not published on a timely basis or at all. As a result, AMC may not be aware of its violation of such policies and rules until sometime after the violation. AMC cannot predict the effect of future developments in the PRC legal system, including the promulgation of new laws, changes to existing laws or the interpretation or enforcement thereof, or the preemption of local regulations by national laws. These uncertainties, including any inability to enforce AMC’s contracts, together with any development or interpretation of PRC law that is adverse to AMC, could materially and adversely affect AMC’s business and operations and limit the legal protections available and other foreign investors, including you.

In the late 1970s, the PRC government began to promulgate a comprehensive system of laws and regulations governing economic matters in general. The overall effect of legislation over the past five decades has significantly increased the protections afforded to various forms of foreign or private-sector investment in China. However, many of these laws, regulations and legal requirements are relatively new and still evolving and uncertainties remain as to the interpretation and application of PRC laws and regulations including, but not limited to, the laws and regulations governing AMC’s business and the enforcement and performance of AMC’s business arrangements in certain circumstances. The laws and regulations are sometimes vague and may be subject to future changes, and their official interpretation and enforcement could be unpredictable. The effectiveness and interpretation of newly enacted laws or regulations, including amendments to existing laws and regulations, may be delayed, and AMC’s business may be affected if it relies on laws and regulations which are subsequently adopted or interpreted in a manner different from its current understanding of these laws and regulations. AMC cannot predict what effect the interpretation of existing or new PRC laws or regulations may have on its business. Although AMC has taken measures to comply with the laws and regulations applicable to its business operations and to avoid conducting any non-compliant activities under these laws and regulations, the PRC governmental authorities may promulgate new laws and regulations that may affect AMC’s operations. AMC cannot rule out the possibility that there might be future developments in the PRC legal system, including the promulgation of new laws, changes to existing laws or the interpretation or enforcement thereof, or the pre-emption of local regulations by national laws. Failure to comply with such evolving laws and regulations may subject AMC to material sanctions or penalties imposed by the governmental authorities.

The PRC government may exercise certain oversight over the conduct of AMC’s business, and may influence AMC’s operations, which could result in changes in AMC’s operations. Changes in China’s economic or social conditions or government policies could have a material adverse effect on AMC, and the surviving combined business after the combination, and their business, results of operations, financial condition, and the value of AMC securities.

Since AMC conducts certain of its operation in and some of its assets are located in PRC, the PRC government may seek to influence and exert control over AMCs operations which could result in a material change in its operations and/or the value of AMC’s securities. In addition, AMC’s results of operations and financial condition may be influenced to a significant degree by the economic and social conditions in the PRC.

The PRC government may be authorized by the laws and regulations to exercise significant control and take regulatory actions over the conduct of AMC’s business, and the regulations to which we are subject may change rapidly and with little advance notice. Like many other jurisdictions, new laws, regulations, and other government directives in the PRC may also be costly to comply with, and such compliance or any associated inquiries or investigations or any other government actions may:

●	Delay or impede AMC’s development,

●	Result in negative publicity or increase AMC’s product cost and operating costs,

●	Require significant management time and attention, and

●	Subject AMC to remedies, administrative penalties and even criminal liabilities that may adversely affect AMC’s business.

The promulgation of new laws or regulations, or the new interpretation of existing laws and regulations, in each case that restrict or otherwise unfavorably impact the ability or manner in which AMC conducts its business and could require AMC to change certain aspects of its business to ensure compliance, which could reduce revenues, increase costs, require AMC to obtain additional licenses, permits, approvals or certificates, or subject AMC to additional liabilities. To the extent any new or more stringent measures are required to be implemented, AMC’s business, financial condition and results of operations could be adversely affected.

AMC may experience delays and/or failures in obtaining and renewing relevant PRC governmental approvals, licenses, permits or others required for its operation conducted in PRC.

AMC is required to obtain various approvals, permits, licenses and certificates with respect to the portion of its operations in the PRC, including, for example, planning permits, certificates for passing environmental assessments, certificates for passing fire control assessments. Generally, such approvals, licenses, permits, certificates or inspections are only issued, renewed or completed after certain conditions have been satisfied. AMC cannot assure that it will not encounter obstacles that delay it in obtaining or completing, or result in its failure to obtain or complete, the required approvals or inspections. In the event that AMC encounters significant delays in obtaining or renewing the necessary government approvals or fails to timely complete the inspection, AMC will not be able to continue its normal operations and its business, financial condition and results of operations may be adversely affected.

The enforcement of the PRC Labor Contract Law and other labor-related regulations in the PRC may adversely affect AMC’s operations.

The Standing Committee of the National People’s Congress enacted the Labor Contract Law in 2008, and amended it on December 28, 2012. The Labor Contract Law introduced specific provisions related to fixed-term employment contracts, part-time employment, probationary periods, consultation with labor unions and employee assemblies, employment without a written contract, dismissal of employees, severance, and collective bargaining to enhance previous PRC labor laws. In the event that AMC decides to terminate the labor relationships with some of its employees or otherwise change its employment or labor practices, the Labor Contract Law and its implementation rules may limit its ability to effect those changes in a desirable or cost-effective manner, which could adversely affect its business and results of operations.

Additional Regulations under PRC Law Relating to Data Security and Confidentiality and Archives Management may subject us to additional compliance requirements in the future.

Recently, the General Office of the Central Committee of the Communist Party of China and the General Office of the State Council of the PRC (the “State Council”) jointly issued the Opinions on Severely Cracking Down on Illegal Securities Activities According to Law, or the Opinions, which were made available to the public on July 6, 2021. The Opinions emphasized the need to strengthen the administration over illegal securities activities, and the need to strengthen the supervision over overseas listings by Chinese companies. The Opinions proposed to take effective measures, such as promoting the construction of relevant regulatory systems, to deal with the risks and incidents facing China-based overseas-listed companies and the demand for cybersecurity and data privacy protection.

On February 24, 2023, the CSRC and several other administrations jointly released the revised Provisions on Strengthening Confidentiality and Archiving Administration of Overseas Securities Offering and Listing by Domestic Companies, or the Archives Rules, which came into effect on March 31, 2023. The Archives Rules apply to both overseas direct offerings and overseas indirect offerings. The Archives Rules provides that, among other things, (i) in relation to the overseas listing activities of PRC domestic enterprises, the PRC domestic enterprises are required to strictly comply with the relevant requirements on confidentiality and archives management, establish a sound confidentiality and archives system, and take necessary measures to discharge their confidentiality and archives management responsibilities; (ii) if a PRC domestic enterprise is required to publicly disclose or provide to any securities companies or other securities service providers or overseas regulators or individuals, any materials that contain state secrets or government work secrets (where there is ambiguity or dispute on whether it is state secret or government work secret, a request shall be submitted to the competent government authority for determination), during the course of its overseas offering or listing, the PRC domestic enterprise shall apply for approval from competent authorities and file with the secrecy administrative department at the same level; and (iii) working papers produced in China by securities companies and other securities service institutions, who provide such PRC domestic enterprises with securities services during their overseas issuance and listing, should be stored in the PRC, and the transmission of any such working papers to recipients outside China must be approved following the applicable PRC regulations.

Any failure or perceived failure by PRC domestic companies to comply with the above confidentiality and archives administration requirements under the revised Provisions and other PRC laws and regulations may result in the relevant entities being held legally liable by competent authorities, and referred to the judicial organ to be investigated for criminal liability if suspected of committing a crime.

Recent greater oversight by the CAC over data security, particularly for companies seeking to list on a foreign exchange, could adversely impact our business.

On December 28, 2021, the Cyberspace Administration of China, or the CAC and several other administrations jointly issued the revised Measures for Cybersecurity Review, or the Revised Review Measures, which became effective and replaced the existing Measures for Cybersecurity Review on February 15, 2022. According to the Revised Review Measures, if an “online platform operator” that is in possession of personal data of more than one million users intends to list in a foreign country, it must apply for a cybersecurity review. Based on a set of Q&A published on the official website of the CAC in connection with the issuance of the Revised Review Measures, an official of the CAC indicated that an online platform operator should apply for a cybersecurity review prior to the submission of its listing application with non-PRC securities regulators. After the receipt of all required application materials, the authorities must determine, within ten business days thereafter, whether a cybersecurity review will be initiated, and issue a written notice to the relevant applicant of its determination. If a review is initiated and the authorities conclude after such review that the listing will affect national security, the listing of the relevant applicant will be prohibited. Given the recency of the issuance of the Revised Review Measures, there is a general lack of guidance and substantial uncertainties exist with respect to its interpretation and implementation.

On December 28, 2021, 13 governmental departments of the PRC, including the CAC, jointly promulgated the Cybersecurity Review Measures, which became effective on February 15, 2022. The Cybersecurity Review Measures provide that, in addition to critical information infrastructure operators (the “CIIOs”) that intend to purchase Internet products and services, net platform operators engaging in data processing activities that affect or may affect national security must be subject to cybersecurity review by the Cybersecurity Review Office of the PRC. According to the Cybersecurity Review Measures, a cybersecurity review assesses potential national security risks that may be brought about by any procurement, data processing, or overseas listing. The Cybersecurity Review Measures require that an online platform operator which possesses the personal information of at least one million users must apply for a cybersecurity review by the CAC if it intends to be listed in foreign countries.

Additionally, the PRC Cybersecurity Law requires companies to implement certain organizational, technical and administrative measures and other necessary measures to ensure the security of their networks and data stored on their networks. Specifically, the Cybersecurity Law provides that China adopts a multi-level protection scheme (“MLPS”), under which network operators are required to perform obligations of security protection to ensure that the network is free from interference, disruption or unauthorized access, and prevent network data from being disclosed, stolen or tampered. Under the MLPS, entities operating information systems must have a thorough assessment of the risks and the conditions of their information and network systems to determine the level to which the entity’s information and network systems belong-from the lowest Level 1 to the highest Level 5 pursuant to a series of national standards on the grading and implementation of the classified protection of cybersecurity. The grading result will determine the set of security protection obligations that entities must comply with. Entities classified as Level 2 or above should report the grade to the relevant government authority for examination and approval.

On November 14, 2021, the CAC released the Regulations on Network Data Security Management (draft for public comments), which provide that if a data processor that processes personal data of more than one million users intends to list in a foreign country, it must apply for a cybersecurity review. Pending the finalization, adoption, enforcement and interpretation of these new measures and regulations, we cannot rule out the possibility that the measures and regulations may be enacted, interpreted or implemented in ways that will negatively affect us.

The PRC Data Security Law, which was promulgated by the Standing Committee of the National People’s Congress, or the SCNPC, on June 10, 2021 and took effect on September 1, 2021, imposes data security and privacy obligations on entities and individuals carrying out data activities. Further, the PRC Data Security Law introduces a data classification and hierarchical protection system based on the importance of data in economic and social development, and the degree of harm it will cause to national security, public interests, or legitimate rights and interests of individuals or organizations when such data is tampered with, destroyed, leaked, illegally acquired or used. The PRC Data Security Law also provides for a national security review procedure for data activities that may affect national security and imposes export restrictions on certain data and information. On July 30, 2021, the State Council promulgated the Regulations on the Protection of the Security of Critical Information Infrastructure, or the Regulations, which took effect on September 1, 2021. The Regulations supplement and specify the provisions on the security of critical information infrastructure as stated in the Cybersecurity Review Measures. The Regulations provide, among others, that protection department of certain industry or sector shall notify the operator of the critical information infrastructure in time after the identification of certain critical information infrastructure.

On August 20, 2021, the SCNPC promulgated the Personal Information Protection Law of the PRC, or the Personal Information Protection Law, which took effect on November 1, 2021. As the first systematic and comprehensive law specifically for the protection of personal information in the PRC, the Personal Information Protection Law provides, among others, that (i) an individual’s consent shall be obtained to use sensitive personal information, such as biometric characteristics and individual location tracking, (ii) personal information operators using sensitive personal information shall notify individuals of the necessity of such use and impact on the individual’s rights, and (iii) where personal information operators reject an individual’s request to exercise his or her rights, the individual may file a lawsuit with a People’s Court.

As of the date of this Annual Report on Form 10-K, AMC has not received any notice from any authorities identifying it as a critical information infrastructure operator or requiring it to go through cybersecurity review or network data security review by the CAC. AMC’s operations and listing are not expected to be affected by, or subject to, cybersecurity review by the CAC under the Cybersecurity Review Measures, given that it is not (i) a network platform operator engaging in data processing activities that affect or may affect national security; (ii) a critical information infrastructure operator purchasing cyber products or services that affect or may affect national security; or (iii) a network platform operator with personal information data of more than one million users. There remains uncertainty, however, as to how the Cybersecurity Review Measures and the Security Administration Draft will be interpreted or implemented and whether the PRC regulatory agencies, including the CAC, may adopt new laws, regulations, rules, or detailed implementation and interpretation related to the Cybersecurity Review Measures and the Security Administration Draft. If any such new laws, regulations, rules, or implementation and interpretation come into effect, AMC expects to take all reasonable measures and actions to comply and to minimize the adverse effect of such laws on it. AMC cannot guarantee, however, that it will not be subject to cybersecurity review and network data security review in the future. During such reviews, AMC may be required to suspend its operations or experience other disruptions to operations. Cybersecurity review and network data security review could also result in negative publicity with respect to AMC and diversion of its managerial and financial resources, which could materially and adversely affect its business, financial conditions, and results of operations.

Uncertainties exist with respect to how the PRC Foreign Investment Law may impact the viability of AMC’s current corporate structure and operations.

Laws regulating foreign investment in PRC include Foreign Investment Law of the People’s Republic of China, or the PRC Foreign Investment Law, effective from January 1, 2020, and the Regulation for Implementing the Foreign Investment Law of the People’s Republic of China, or the FIE Implementing Regulation, effective from January 1, 2020. The PRC Foreign Investment Law specifies that foreign investments shall be conducted in line with the “negative list” to be issued or approved to be issued by the State Council. While AMC does not operate in an industry that is currently subject to foreign investment restrictions or prohibition in PRC, it is uncertain whether its industry will be named in an updated “negative list” to be issued in the future. If its industry is added to the “negative list” or if the PRC regulatory authorities otherwise decide to limit foreign ownership in its industry, there could be a risk that AMC would be unable to do regular business with its suppliers in PRC. If any new laws and/or regulations on foreign investments in PRC are promulgated and implemented, such changes could have an impact on AMC’s current business and operations. In such event, despite its efforts to restructure to comply with the then applicable PRC laws and regulations in order to continue its operations in PRC, AMC may experience material changes in its operations.

There are procedural requirements for foreign regulatory bodies to conduct investigations or inspections of AMC’s operations in China.

According to Article 177 of the PRC Securities Law, which became effective in March 2020, no overseas securities regulator can directly conduct investigations or evidence collection activities within the PRC. Pursuant to the Data Security Law, no organization or individual within the territory of the PRC may provide foreign judicial or law enforcement authorities with data stored within the territory of the PRC without the approval of the competent authorities of the PRC. Accordingly, without Chinese government approval, no entity or individual in China may provide documents and information relating to securities business activities to overseas regulators when it is under direct investigation or evidence discovery conducted by overseas regulators which could present legal and other obstacles to obtaining information needed for investigations and litigation conducted outside of China. Furthermore, as of the date of this Annual Report on Form 10-K, there have not been implementing rules or regulations regarding the application of Article 177, and, accordingly, it cannot be concluded as to how it will be interpreted, implemented or applied by relevant government authorities. As such, there are also uncertainties as to the procedures and requisite timing for the overseas securities regulatory agencies to conduct investigations and collect evidence within the territory of the PRC.

Although the authorities in China may establish a regulatory cooperation mechanism with the securities regulatory authorities of another country or region, such as the United States, which could allow such authorities to conduct investigations or evidence discovery, there is no assurance that any such mechanism will be adopted or be effective. Accordingly, there is no guarantee that requests from U.S. federal or state regulators or agencies to investigate or inspect AMC’s operations will be honored. If the U.S. securities regulatory agencies are unable to conduct such investigations or evidence discovery processes, there exists a risk that such regulatory agencies may determine to suspend or de-register AMC’s registration with the SEC and may also delist AMC’s securities from trading markets within the United States.

Fluctuations in the value of the Renminbi may materially adversely affect your investment.

The value of the Renminbi against the U.S. dollar and other currencies may fluctuate and is affected by, among other things, changes in economic conditions in China and by China’s foreign exchange policies. With the development of the foreign exchange market and progress towards interest rate liberalization and Renminbi internationalization, the PRC government may announce further changes to the exchange rate system, and the Renminbi may appreciate or depreciate significantly against the U.S. dollar. It is difficult to predict how market forces or PRC or U.S. government policy may impact the exchange rate between the Renminbi and the U.S. dollar.

Significant revaluation of the Renminbi may materially adversely affect investors’ investment. For example, to the extent that AMC needs to convert U.S. dollars received from its business activities or financing activities in the U.S. market into Renminbi for the operations such as paying for its purchase of parts and accessories from its suppliers or its employees in China, appreciation of the Renminbi against the U.S. dollar would decrease the Renminbi amount that AMC would have received from the conversion.

The hedging options available in China may not be sufficient to reduce AMC’s exposure to exchange rate fluctuations. As of the date of this Annual Report on Form 10-K, AMC has not entered into any material hedging transactions to reduce its exposure to foreign currency exchange risk. While AMC may enter into hedging transactions in the future, the availability and effectiveness of these hedges may be limited, and AMC may not be able to adequately hedge their exposure.

General risks applicable to AMC

Our Charter provides, subject to limited exceptions, that the Court of Chancery of the State of Delaware is the sole and exclusive forum for certain stockholder litigation matters, which could limit stockholders’ ability to obtain a favorable judicial forum for disputes with AMC or its directors, officers, employees or stockholders.

The Charter provides that, unless AMC consents in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware shall to the fullest extent permitted by law be the sole and exclusive forum for any AMC stockholder (including a beneficial owner) to bring (i) any derivative action or proceeding brought on behalf of AMC, (ii) any action asserting a claim of breach of a fiduciary duty owed by any director, officer or other employee to AMC or AMC’s stockholders, (iii) any action asserting a claim against AMC, its directors, officers or employees arising pursuant to any provision of the DGCL or the Organizational Documents, or (iv) any action asserting a claim against AMC, its directors, officers or employees governed by the internal affairs doctrine. Notwithstanding the foregoing, the exclusive forum clause will not apply to any claim as to which the Court of Chancery determines that there is an indispensable party not subject to the jurisdiction of the Court of Chancery (and the indispensable party does not consent to the personal jurisdiction of the Court of Chancery within ten days following such determination), which is vested in the exclusive jurisdiction of a court or forum other than the Court of Chancery, or for which the Court of Chancery does not have subject matter jurisdiction. Furthermore, the federal district courts of the United States of America shall be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act or the Exchange Act. Any person or entity purchasing or otherwise acquiring any interest in shares of AMC’s capital stock shall be deemed to have notice of and consented to the forum provisions in the Charter. Notwithstanding the foregoing, investors cannot waive compliance with the U.S. federal securities laws and rules and regulations promulgated thereunder.

The choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with AMC or any of its directors, officers, other employees or stockholders, which may discourage lawsuits with respect to such claims. Alternatively, if a court were to find the choice of forum provision contained in the Charter to be inapplicable or unenforceable in an action, AMC may incur additional costs associated with resolving such action in other jurisdictions, which could harm its business, operating results and financial condition.

Geopolitical conditions, including international conflicts, trade disputes and direct or indirect acts of war or terrorism, could have an adverse effect on our operations and financial results.

Since we operate on a global basis, our operations could be disrupted by geopolitical conditions, including international conflicts such as the Russia-Ukraine, Israel-Hamas and US-Iran conflicts, trade disputes, international boycotts and sanctions, political and social instability, acts of war, terrorist activity or other similar events. From time to time, we could have a large investment in a particular asset type, a large revenue stream associated with a particular customer or industry, or a large number of customers located in a particular geographic region. A discrete event impacting a specific asset type, customer, industry, or region in which we have a concentrated exposure could negatively impact our results of operations.

Anti-takeover provisions in our organizational documents could make an acquisition of AMC more difficult.

The Organizational Documents contain provisions that may delay or prevent a change of control, discourage bids at a premium over the price of the Common Stock, adversely affect the price of the Common Stock, and adversely affect the voting and other rights of our stockholders. These provisions include: (i) advance notice procedures for seeking to bring business before each annual meetings of stockholders or for nominating candidates for director, (ii) permitting the board to issue additional shares of common stock and to issue shares of preferred stock without the approval of stockholders, with such rights, preferences and privileges as they may designate; (iii) dividing the board into classes; (iv) prohibiting actions by written consent of stockholders in lieu of a meeting; and (v) prohibiting stockholders from calling a special meeting. In addition, the board may adopt a stockholder rights plan upon such terms and conditions as it deems expedient in the interests of AMC.

The rights of holders of the Common Stock may be impaired by the possible future issuance of preferred stock.

The board has the right, without approval of the holders of the Common Stock, to issue preferred stock with voting, dividend, conversion, liquidation and other rights which could adversely affect the voting power and equity interest of the holders of the Common Stock, which could be issued with the right to more than one vote per share, and could be utilized as a method of discouraging, delaying or preventing a change-of-control. The possible negative impact on takeover attempts could adversely affect the price of the Common Stock. Although there is no present intention to issue any additional preferred stock, AMC may issue preferred stock in the future without further approval of the holders of the Common Stock.

We are a controlled company under Nasdaq rules.

Entities controlled by Sean Da own approximately 83% of the Common Stock. Accordingly, for the foreseeable future, Mr. Da controls AMC and its corporate affairs. As a result, Mr. Da, through such entities, has the ability to determine all matters requiring approval by stockholders, including the election of directors, amendments of organizational documents, and approval of major corporate transactions, such as a change in control, merger, consolidation, or sale of assets. Similarly, he has the ability to prevent the approval of any action submitted to the stockholders by other stockholders. If Mr. Da does not provide any requisite approval or consent allowing AMC to take any such action when requested, it will not be able to engage in the related activities and, as a result, its business and its operating results may be harmed.

Due to the ownership by Mr. Da of the Common Stock, AMC is currently considered a “controlled company” under the Nasdaq rules. This allows AMC to avoid complying with certain of the Nasdaq corporate governance rules, including the rules that require the company to have a board comprised of at least 50% independent directors, to have board nominations either selected, or recommended for the board’s selection, by either a nominating committee comprised solely of independent directors or by a majority of the independent directors and to have officer compensation determined, or recommended to the board for determination, either by a compensation committee comprised solely of independent directors or by a majority of the independent directors. As of the date of this Annual Report on Form 10-K, AMC has not taken advantage of any of these exemptions. If AMC determines to rely on any certain of these exemptions from the corporate governance requirements of Nasdaq in the future, investors may not have the same protections afforded to stockholders of companies that are subject to all of the Nasdaq corporate governance requirements.

AMC is an emerging growth company within the meaning of the Securities Act, and if AMC takes advantage of certain exemptions from disclosure requirements available to “emerging growth companies”, this could make AMC’s securities less attractive to investors and may make it more difficult to compare AMC’s performance with other public companies.

AMC is an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act. For as long as AMC continues to be an emerging growth company, AMC may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. AMC could be an emerging growth company for up to five years, although AMC could lose that status sooner if its revenues exceed $1.235 billion, if AMC issues more than $1 billion in non-convertible debt in a three-year period, or if it becomes a large accelerated filer, as defined under the Exchange Act. We cannot predict if investors will find AMC securities less attractive because the company relies on these exemptions. If some investors find AMC securities less attractive as a result, there may be a less active trading market for AMC securities, and the price of AMC securities may be more volatile.

It is not expected that AMC will pay dividends in the foreseeable future after the Business Combination.

It is expected that AMC will retain most, if not all, of its available funds and any future earnings to fund the development and growth of its business. As a result, it is not expected that AMC will pay any cash dividends in the foreseeable future. The AMC Board has complete discretion as to whether to distribute dividends. Even if the AMC Board decides to declare and pay dividends, the timing, amount and form of future dividends, if any, will depend on the future results of operations and cash flow, capital requirements and surplus, AMC’s financial condition, contractual restrictions and other factors deemed relevant by the AMC Board.

AMC’s management team has limited experience managing a public company.

Most of the members of AMC’s management team have limited or no experience in managing a publicly traded company, interacting with public company investors, and complying with the increasingly complex laws and regulations pertaining to public companies. AMC’s management team may not successfully or efficiently manage AMC’s transition to being a public company subject to significant regulatory oversight and reporting obligations under the federal securities laws and the continuous scrutiny of securities analysts and investors. These new obligations and constituents will require significant attention from AMC’s senior management and may divert their attention away from the day-to-day management of its business, which could adversely affect AMC’s business, financial condition, and operating results.

AMC’s securities could be delisted, which could limit investors’ ability to make transactions in AMC’s securities and subject AMC to additional trading restrictions.

AMC’s Common Stock is listed on Nasdaq. If AMC fails in the future to meet the continued listing requirements and is subsequently delisted from such exchange, AMC could face significant material adverse consequences, including:

●	a limited availability of market quotations for its securities;

●	a limited amount of news and analyst coverage for AMC; and

●	a decreased ability to issue additional securities or obtain additional financing in the future.

AMC may be involved in legal or other proceedings arising out of their operations from time to time and may face reputational risks and significant liabilities as a result.

AMC may be involved from time to time in disputes with various parties involved in its operations, including but not limited to its suppliers, employees, and logistics service providers. These disputes may lead to legal or other proceedings, including threatened proceedings, which may result in damages to its reputation, substantial costs and diversion of AMC’s resources and management’s attention.

In addition, AMC may encounter additional compliance issues in the course of operations, which may subject AMC to administrative proceedings and unfavorable results, and result in liabilities and delays relating to its production or product launch schedules. AMC cannot assure as to the outcome of such legal proceedings, and any negative outcome may materially and adversely affect its business, financial condition and results of operations.

Item 1B. Unresolved Staff Comments

None

Item 1C. Cybersecurity

We maintain processes for assessing, identifying and managing material risks from cybersecurity threats to our business. These processes apply to our internal information systems, connected products, software, data, third-party service providers and certain aspects of our supply chain and business operations. Our business involves the use of computers, mobile devices, online platforms and other information technologies in substantially all aspects of our operations, including communications with employees, suppliers, manufacturers, distributors, customers and consumers. As a result, cybersecurity risk is an important part of our overall risk management activities.

Our cybersecurity risk management processes are designed to address risks that may arise from unauthorized access to systems or data, theft, destruction, loss, misappropriation or release of personal information or intellectual property, ransomware and other malware, phishing and other social engineering, software vulnerabilities, misuse of credentials, failures of third-party hosted environments or applications, and disruptions affecting the information technology systems of third parties on which we rely. These processes also reflect that security incidents can take a variety of forms and continue to evolve as threat actors become more sophisticated.

As part of these processes, we use a combination of safeguards and procedures that may include user access controls, monitoring and logging, device and endpoint protections, vulnerability identification and remediation, incident response and escalation procedures, employee awareness measures, and third-party diligence and oversight, as appropriate for our size and operations. Because we are an early-stage company with limited personnel and resources, our cybersecurity processes are designed to be proportionate to our current business and organizational structure. At the same time, our limited resources may affect the scope and speed of our ability to investigate, remediate and prevent vulnerabilities and security incidents.

We also consider cybersecurity matters in connection with the development, deployment and support of our products and products. Our business depends in part on connected products, software functionality, wireless communications and evolving technologies, and we may be required to expand and improve our information technologies as our business grows. These factors may increase our technological presence and corresponding exposure to cybersecurity risk. In addition, because we rely on wireless carriers and other third-party service providers in aspects of our business, interruptions, failures or security issues affecting those parties could adversely affect our operations, services and reputation.

We rely on third parties in several aspects of our business, including technology, logistics, communications and product sourcing, and we consider third-party and supply-chain exposures as part of our cybersecurity risk management processes. Our dependence on suppliers and other external counterparties may increase our exposure to operational disruptions, technology failures and other incidents outside our direct control. We also consider broader business continuity risks that could affect us or the third parties on which we depend, including natural disasters, power outages, geopolitical events, trade disputes, terrorism and other disruptions.

Our business is also subject to privacy, data security and related laws and regulations in the United States and other jurisdictions. In addition to breach notification requirements that may be triggered by a security incident, we may be contractually required to notify customers or other counterparties of certain incidents. Maintaining safeguards and responding to an actual or suspected security incident may be costly and resource-intensive and could subject us to regulatory scrutiny, litigation, fines, penalties, remediation costs, reputational harm and business interruption. We therefore consider legal and regulatory developments relating to privacy, data security and the processing of personal information as part of our cybersecurity risk management processes.

Because we conduct certain operations in the PRC and have PRC-related suppliers, our cybersecurity and data-related risk management processes also take into account certain PRC laws, regulations and regulatory developments. These include the PRC Cybersecurity Law, the PRC Data Security Law, the Personal Information Protection Law, the Cybersecurity Review Measures and the multi-level protection scheme, or MLPS. These laws and regulations may impose obligations relating to network security, data handling, personal information protection, classification and protection of data, and potential cybersecurity review requirements. We monitor these developments as part of our overall compliance and risk management activities because changes in PRC laws, regulations, interpretations or enforcement practices could impose additional obligations on us, our subsidiaries, suppliers or business partners, or could disrupt our operations.

As of the date of this Annual Report on Form 10-K, we have not received any notice from PRC authorities identifying us as a critical information infrastructure operator or requiring us to undergo a cybersecurity review or network data security review by the CAC. However, the interpretation and enforcement of PRC laws and regulations remain uncertain, and future developments could affect our business, operations and compliance obligations.

Cybersecurity oversight is part of our overall risk oversight framework. Our board of directors oversees major business risks, including material cybersecurity risks, and management is responsible for the day-to-day assessment and management of those risks. Management’s oversight involves coordination among personnel responsible for information technology, operations, product development, finance and legal or compliance matters, as appropriate. Material cybersecurity matters are escalated to senior management and, where appropriate, to the board of directors. This framework reflects our size, organizational structure and stage of development.

As of the date of this Annual Report on Form 10-K, we are not aware of any cybersecurity incident that has materially affected, or is reasonably likely to materially affect, the Company, including our business strategy, results of operations or financial condition. However, there can be no assurance that our processes and measures will be effective to prevent all cybersecurity threats or incidents. Any security incident, other technology disruption, or failure to comply with privacy, data security or related laws and regulations could harm our brand and reputation, disrupt our operations, subject us to regulatory scrutiny or legal liability, and materially adversely affect our business, results of operations and financial condition.

Item 2. Properties

We do not currently own any material real property. We lease office space in New York City under a non-cancellable 39-month lease agreement that expires in 2027. In addition to our leased office space, we rely on third parties for important aspects of our operations, including suppliers, manufacturers, distributors and online sales channels. AMC has disclosed that suppliers of its products and certain operations are located in China, and that it sells products through Amazon across the United States, Canada and Europe. As a result, our business is not dependent on owned manufacturing facilities, and our operational footprint includes third-party facilities and infrastructure used in sourcing, distribution and fulfillment. We believe our existing office space and the third-party facilities and infrastructure on which we rely are adequate for our current needs. We expect to evaluate our property needs on an ongoing basis in light of the growth of our business and operations.

Item 3. Legal Proceedings

From time to time, the Company may become involved in claims, suits, investigations or other proceedings arising in the ordinary course of business. As of the date of this Annual Report on Form 10-K, the Company is not a party to any material pending legal proceedings, and, to the Company’s knowledge, no such material proceedings are threatened against it.

The Company may in the future be subject to litigation or regulatory proceedings, including in connection with its business, intellectual property, commercial relationships, product activities, privacy and data matters, employment matters, securities matters or other disputes.

Item 4. Mine Safety Disclosures

Not Applicable.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is listed on the Nasdaq Capital Market under the symbol “AMCI.” Prior to the consummation of the business combination pursuant to which AMC Robotics became a publicly traded company, the securities of our predecessor entity traded under a different name and ticker symbol. Following the closing of the business combination, our common stock began trading on the Nasdaq Capital Market under the ticker symbol “AMCI.”

The market price of our common stock may be volatile and subject to significant fluctuations in response to a number of factors, including those described in Item 1A. Risk Factors of this Annual Report on Form 10-K.

Holders

As of April 20, 2026, there were approximately 36 holders of record of our common stock. Because many of our shares are held by brokers or other nominees on behalf of beneficial owners, the actual number of beneficial holders of our common stock is greater than the number of record holders.

Dividend Policy

We have not declared or paid any cash dividends on our common stock since our inception. We currently intend to retain any future earnings to fund the development and growth of our business. Accordingly, we do not anticipate paying cash dividends on our common stock in the foreseeable future.

The payment of any future dividends will be at the discretion of our board of directors and will depend upon our financial condition, results of operations, capital requirements, contractual restrictions, business prospects and other factors that our board of directors may deem relevant.

Recent Sales of Unregistered Securities

During the fiscal year ended December 31, 2025, we issued shares of our common stock and other securities in connection with the consummation of our business combination and related transactions. These securities were issued in reliance on exemptions from registration under the Securities Act of 1933, as amended (the “Securities Act”), including Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder. The securities issued in these transactions were issued to accredited investors or other persons who were eligible to receive such securities in transactions not involving a public offering. The recipients represented their intent to acquire the securities for investment purposes and not with a view to distribution, and the securities were issued with appropriate legends and subject to applicable transfer restrictions. Additional information regarding these transactions is included in our filings with the Securities and Exchange Commission, including the Current Reports on Form 8-K and other filings relating to the business combination.

Issuer Purchases of Equity Securities

Neither we nor any affiliated purchaser repurchased any shares of our common stock during the fiscal year ended December 31, 2025.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

References to the “Company,” “our,” “us” or “we” refer to AMC Robotics Corporation. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the audited financial statements and the related notes included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Cautionary Note Regarding Forward-Looking Statements and Risk Factor Summary,” “Item 1A. Risk Factors,” and elsewhere in this Annual Report on Form 10-K.

Overview

Our Company and our Business Overview

AMC Robotics Corporation became publicly listed through the Business Combination with AlphaVest Acquisition Corp. in December 2025. Prior to the Business Combination, AMC Corporation, which was incorporated in the State of Washington on October 21, 2021, was the predecessor operating entity and conducted substantially all of the Company’s business activities. As the Business Combination was accounted for as a reverse recapitalization, AMC Corporation is considered the accounting acquirer, and its historical financial statements form the basis of the Company’s consolidated financial statements.

The Company distributes security cameras through e-commerce platforms across the United States, Canada, and Europe. Its product portfolio includes cameras designed for residential homes and small businesses, such as the YI dome guard, home camera, and outdoor camera.

The online stores on these e-commerce platforms in the aforementioned regions were owned by Ants, Xiaoyun, and Yishijue. Pursuant to the Authorization Agreements, these entities have authorized the Company to utilize their e-commerce platform accounts free of charge until October 20, 2026. The Authorization Agreements with Xiaoyun and Yishijue will continue until the existing inventory of the Company’s products has been sold, at which time the agreements will be terminated.

Xiaoyun and Yishijue are variable interest entities (VIEs), through contractual arrangements, holds effective control over their primary economic activities, assumes the associated risks and benefits from the economic rewards, making AMC Corporation the primary beneficiary. On December 1, 2025, AMAC Corporation terminated its contractual arrangements with Xiaoyun and Yishijue, which resulted in the loss of control over the VIE and, accordingly, the deconsolidation of the VIEs.

Recent Development and Future Objectives

Business Combination

AMC Corporation entered into the Business Combination Agreement with SPAC on August 16, 2024. In December 2025, the Company completed a business combination with AlphaVest Acquisition Corp. (the “Business Combination”), as a result of which AMC Corporation became a wholly owned subsidiary of AMC Robotics Corporation. The transaction was accounted for as a reverse recapitalization, with AMC Corporation deemed the accounting acquirer for financial reporting purposes.

Private Investment in Public Equity (“PIPE”) Financing

In connection with the Business Combination, the Company consummated a PIPE financing that generated gross proceeds of $8,000,000, which closed concurrently with the Business Combination. As part of the PIPE financing, the Company issued 2,240,000 PIPE warrants to investors.

Update of Revenue Stream

In 2025, the Company’s revenue composition changed, with a decrease in product sales and the introduction of a new revenue stream derived from a revenue-sharing arrangement with its related party, Kami Vision. Under this arrangement, the Company is entitled to 30% of the revenue generated from intelligent information services provided by Kami Vision.

Outlook of the business models

The Company intends to maintain its recurring revenue streams from existing product sales while gradually transitioning its business focus toward the development and deployment of autonomous robotic systems and intelligent security solutions. Management expects that this shift in business model will result in improved revenue margins and support the long-term growth and success of the Company’s operations.

Executive Summary of Financial Performance

(in USD)	2025	2024	$ change	% Change
Total Revenue	5,980,847	10,200,957	(4,220,110)	(41)%
Cost of Revenue	(3,127,699)	(9,544,977)	6,417,278	(67)%
Gross Profit	2,853,148	655,980	2,197,168	335%
Operating Loss	(505,166)	(2,553,974)	2,048,808	80%
Net Income (Loss)	(24,817,342)	(776,960)	(24,040,382)	(3,094)%
Cash and Cash Equivalents	7,004,601	358,887	6,645,714	1,852%

The Company’s financial performance for the year ended December 31, 2025 reflects a fundamental shift in operating strategy and financial profile, transitioning from a revenue-driven model to a margin and efficiency driven model.

The 41% decline in revenue was primarily attributable to a deliberate reduction in lower-margin product sales and a contraction in e-commerce volume. While this decline reduced top-line growth, it was accompanied by a disproportionately larger reduction in cost of revenue (67%), indicating improved cost discipline and reduced exposure to inventory-related inefficiencies.

As a result, gross profit increased by approximately $2.2 million, and gross margin expanded significantly from 6% in 2024 to 48% in 2025. This margin expansion reflects a combination of (i) reduced inventory impairment, (ii) improved procurement and cost controls, and (iii) a higher contribution from revenue-sharing and service-based revenue streams.

Operating losses decreased by approximately $2.0 million, driven primarily by improved gross profitability and reduced discretionary spending, particularly in sales and marketing. Despite modest increases in general and administrative expenses associated with public company readiness, overall cost structure improved.

For the year ended December 31, 2025, the Company reported a net loss of $24,817,342, compared to a net loss of $776,960 for the year ended December 31, 2024. The increase in net loss was primarily attributable to a non-cash loss of $25,549,272 recognized from the change in fair value of the PIPE warrant liability. This loss resulted from the remeasurement of the warrant liability at fair value in accordance with ASC 815 and was significantly impacted by changes in the Company’s stock price and the contractual terms of the warrants, including reset and anti-dilution features that increased the number of underlying shares. Excluding the impact of this non-cash fair value adjustment, the Company’s operating results improved compared to the prior year, driven by higher gross margins and reduced operating losses.

Liquidity improved significantly, with cash increasing by approximately $6.6 million, primarily due to proceeds from the SPAC transaction and related financing activities. This enhanced liquidity enabled the Company to reduce outstanding obligations and improve its working capital position.

Overall, 2025 represents a transition year in which the Company prioritized profitability, cost efficiency, and balance sheet strength over revenue growth.

Results of Operations

The Company’s results of operations for 2025 were characterized by declining revenue but significantly improved profitability, driven by changes in revenue composition, cost structure, and operational discipline.

The most significant drivers of the year-over-year changes include:

●	A shift away from inventory-intensive product sales toward higher-margin revenue-sharing arrangements

●	A substantial reduction in inventory impairment and excess stock

●	Improved cost alignment with revenue levels, particularly in logistics and marketing

●	Continued reliance on related-party transactions as a key component of both revenue and profitability

These changes reflect a broader strategic repositioning of the Company toward a more sustainable and capital-efficient operating model.

Revenue

Revenue Component	2025	2024	$ Change	% Change
Product revenue	2,346,474	7,439,899	(5,093,425)	(68)%
Product revenue – related party	515,756	6,270	509,486	8,126%
Revenue share – related party	3,118,617	2,754,788	363,829	13%
Total Revenue	5,980,847	10,200,957	(4,220,110)	(41)%

The decline in total revenue was primarily driven by a $5.1 million decrease in product revenue, reflecting reduced sales volume and a strategic decision to scale back lower-margin product lines. This reduction indicates a shift away from revenue generated through high inventory turnover toward a more selective and margin-focused sales approach.

Product revenue from related parties increased significantly, although it remains a relatively small component of total revenue. This increase reflects expanded transactions within affiliated entities and may indicate evolving commercial arrangements.

Revenue from related parties includes amounts derived from revenue-sharing arrangements associated with cloud services and intelligent information services, which were introduced in 2025. Revenue from these arrangements increased significantly during the period and became the largest contributor to total revenue. This shift reflects the Company’s increasing reliance on collaborative revenue models, which generally involve lower cost structures and reduced working capital requirements.

The introduction of intelligent information services in 2025 represents a strategic diversification into service-based revenue streams. Although this revenue stream is currently not material relative to total revenue, management expects it to provide higher margins and recurring revenue potential over the long term.

Overall, the change in revenue composition reflects a transition toward lower-volume but higher-quality revenue streams, which is consistent with the Company’s focus on improving profitability.

Cost of Revenue and Gross Profit

	2025	2024	$ Change
Cost of Revenue	(3,127,699)	(9,544,977)	6,417,278
Gross Profit	2,853,148	655,980	2,197,168
Gross Margin	48%	6%	42 pts

The $6.4 million reduction in cost of revenue significantly exceeded the decline in revenue, resulting in a substantial increase in gross profit and margin.

A key driver of this improvement was the reduction in inventory impairment losses, which declined from approximately $1.3 million in 2024 to approximately $0.16 million in 2025. This change reflects improved inventory management practices, including better alignment of procurement with demand and reduced exposure to obsolete inventory.

In addition, lower product sales volume resulted in reduced product cost, E-commerce platform expenses, and logistics and fulfillment costs were more effectively aligned with sales activity.

The resulting increase in gross margin from 6% to 48% reflects a structural improvement in the Company’s cost profile, driven by both operational efficiencies and a higher proportion of revenue from higher-margin activities.

This margin expansion is a critical indicator of improved business sustainability and profitability.

Operating Expenses

Expense Category	2025	2024	$ Change	% Change
General & Administrative	2,687,250	2,190,635	496,615	23%
Sales & Marketing	612,992	2,026,051	(1,413,059)	(70)%
Research & Development	58,072	255,414	(197,342)	(77)%
Credit Loss (Reversal)	-	(1,262,146)	1,262,146	(100)%
Total Operating Expenses	3,358,314	3,209,954	148,360	5%

General and administrative expenses increased by approximately $0.5 million, primarily due to incremental costs associated with becoming a public company. These include audit fees, legal expenses, compliance costs, and corporate governance infrastructure. These costs are expected to remain elevated as the Company continues to operate as a public entity.

Sales and marketing expenses decreased significantly by approximately $1.4 million, reflecting a reduction in promotional activities and a more disciplined approach to customer acquisition. This decrease suggests improved efficiency in marketing spend and a strategic shift toward profitability rather than growth.

Research and development expenses declined as the Company reduced investment in new product development and focused on optimizing existing offerings. While this supports short-term cost control, it may impact long-term innovation.

The absence of the prior-year credit loss reversal of $1.3 million contributed to the increase in operating expenses on a comparative basis. Excluding this non-recurring item, operating expenses would have decreased year over year.

Overall, the Company demonstrated improved cost discipline, with operating expenses more closely aligned with revenue levels, contributing to a significant reduction in operating losses.

Other Income (Expense)

	2025	2024	$ Change
Other income – related party	1,217,586	1,779,528	(561,942)
Other income (expense), net	39,675	31,577	8,098
Interest income	14,413	675	13,738
Interest expense – related party	-	(18,999)	18,999
Loss from the change of the FV of Warrant Liability	(25,549,272)	-	(25,549,272)
Interest expense	(24,616)	(7,943)	(16,673)
Loss on deconsolidation	(5,310)	-	(5,310)
Total Other Income (loss), Net	(24,307,524)	1,784,838	(26,092,362)

For the year ended December 31, 2025, total other income (loss) was a loss of $24,307,524, compared to total other income of $1,784,838 for the year ended December 31, 2024. The change was primarily attributable to the recognition of a non-cash loss of $25,549,272 from the change in fair value of the PIPE warrant liability, which is presented as a separate line item in other income (loss) in the current year. This loss arose from the remeasurement of the warrant liability at fair value in accordance with ASC 815 and was significantly impacted by changes in the Company’s stock price and the contractual terms of the warrants, including reset and anti-dilution features that increased the number of underlying shares.

Excluding the impact of the fair value adjustment on the warrant liability, other income remained relatively consistent period over period, primarily consisting of other income from related parties of $1,217,586 in 2025 compared to $1,779,528 in 2024, as well as other miscellaneous income and interest income. Interest expense was $24,616 for the year ended December 31, 2025, compared to $26,942 (including related party interest) for the prior year. The Company also recognized a nominal loss on deconsolidation of $5,310 in 2025.

Liquidity and Capital Resources

Liquidity Overview

As of December 31, 2025, the Company had cash and cash equivalents of approximately $7.0 million, compared to approximately $0.4 million as of December 31, 2024, representing an increase of approximately $6.6 million. This significant improvement in liquidity was primarily attributable to proceeds received from the Business Combination with AlphaVest Acquisition Corp. and related PIPE financing, as discussed in Note 1 – Organization and Nature of Business.

Working capital improved materially during 2025, driven by both increased cash balances and a reduction in outstanding liabilities, particularly related-party obligations (see Note 8 – Related Party Transactions). The Company used a portion of financing proceeds to settle historical payables and strengthen its balance sheet.

The Company’s liquidity position is influenced by several key factors:

●	Operating performance, including gross margin and expense management

●	Working capital dynamics, particularly receivables and payables involving related parties

●	Access to external financing, including equity financing and capital markets transactions

●	Inventory management, which affects cash tied up in operations

Despite achieving net income in 2025, the Company generated negative operating cash flows due to significant working capital outflows, primarily related to settlement of prior obligations and timing of related-party transactions.

Management believes that the Company’s current cash position, together with expected operating cash flows, will be sufficient to meet its working capital requirements and capital expenditure needs for at least the next twelve months. However, the Company’s future liquidity will depend on its ability to sustain profitability, manage working capital efficiently, and maintain access to capital markets if needed.

Cash Flow Analysis

	2025	2024	$ Change
Net cash (used in)/provided by operating activities	(5,555,840)	568,455	(6,124,295)
Net cash provided by (used in) investing activities	15,862	(188,822)	204,684
Net cash provided by (used in) financing activities	12,179,965	(148,819)	12,328,784

Operating Activities

Net cash used in operating activities was approximately $5.5 million for the year ended December 31, 2025, compared to net cash provided by operating activities of approximately $0.6 million for the year ended December 31, 2024.

The Company reported a net loss of $24,817,342 for the year ended December 31, 2025, which was primarily attributable to a non-cash loss of $25,549,272 from the change in fair value of the PIPE warrant liability. This non-cash charge, recorded in accordance with ASC 815, did not impact operating cash flows and therefore is added back in the reconciliation from net loss to net cash used in operating activities.

Excluding the impact of this non-cash fair value adjustment, operating cash flows were primarily affected by changes in working capital, including the following:

●	Reduction in accounts payable to related parties (~$8.5 million)
This represents a significant use of cash and reflects the settlement of historical obligations. While this reduced liquidity in the current period, it strengthened the Company’s balance sheet and reduced future obligations.

●	Increase in accounts receivable from related parties (~$1.9 million)
This increase reflects timing differences between revenue recognition and cash collection, particularly for revenue-sharing arrangements. This represents a temporary use of cash and introduces credit and concentration risk.

●	Decrease in inventory (~$2.5 million) This reduction provided a source of cash and reflects improved inventory management, reduced procurement, and lower exposure to excess stock.

●	Changes in other working capital accounts, including prepaid expenses and accrued liabilities, which partially offset the above impacts.

Overall, the negative operating cash flow in 2025 should be viewed in the context of balance sheet restructuring and normalization of working capital, rather than deterioration in underlying operating performance.

Investing Activities

Net cash provided by investing activities was approximately $16,000 in 2025, compared to net cash used of approximately $0.2 million in 2024.

Investing activities primarily consisted of transactions related to promissory notes and other financial assets, including issuance, repayment, or collection of notes receivable. These transactions are not indicative of the Company’s core operating activities but reflect capital allocation decisions and financing arrangements.

The increase in cash provided by investing activities in 2025 suggests a net recovery or liquidation of financial assets, which contributed positively to liquidity.

The Company did not incur significant capital expenditures during the period, reflecting its asset-light business model.

Financing Activities

Net cash provided by financing activities was approximately $12.2 million in 2025, compared to net cash used of approximately $0.1 million in 2024.

The primary drivers of financing cash inflows in 2025 include:

●	Proceeds from the SPAC trust account

●	PIPE financing and equity issuances

●	Capital contributions and recapitalization adjustments

These inflows significantly enhanced the Company’s liquidity and enabled:

●	Repayment of related-party liabilities

●	Strengthening of working capital

●	Reduction of financial risk associated with prior obligations

In contrast, financing activities in 2024 were minimal and primarily consisted of small-scale debt repayments or related-party financing.

The Company’s reliance on equity financing in 2025 reflects its transition to a public company and reduced dependence on related-party funding.

Capital Resources

The Company’s capital resources consist primarily of cash generated from financing activities and, to a lesser extent, operating cash flows.

As of December 31, 2025, the Company had limited third-party debt obligations, resulting in minimal exposure to interest rate risk and no significant near-term debt maturities. Historically, the Company relied on related-party financing to support operations; however, this reliance has decreased significantly following the Business Combination.

The Company’s capital structure improved materially during 2025 as a result of:

●	Increased equity capitalization

●	Reduction of related-party liabilities

●	Improved liquidity and working capital

The Company’s capital requirements are driven primarily by:

●	Working capital needs (inventory, receivables, payables)

●	Operating expenses, including public company costs

●	Potential investments in product development and service expansion

Management expects that future capital requirements will be met through a combination of existing cash, operating cash flows, and, if necessary, additional financing.

The Company currently does not maintain a revolving credit facility or other committed borrowing arrangements. While this reduces financial leverage, it may limit flexibility in managing short-term liquidity needs.

Contractual Obligations and Commitments

The Company’s contractual obligations consist primarily of lease obligations, and other operating liabilities, as disclosed in Note 12 - Lease and Note 17 – Commitments and Contingencies.

Lease Obligations (ASC 842)

The Company has operating lease arrangements for office space and facilities. As of December 31, 2025, lease liabilities totaled approximately $110,000, representing future minimum lease payments. These obligations are relatively modest and do not represent a significant liquidity burden.

Purchase Commitments

The Company may enter into purchase commitments with suppliers in the normal course of business. These commitments are generally short-term in nature and are aligned with expected sales demand. The Company has reduced its reliance on large inventory purchases, thereby limiting exposure to long-term procurement commitments.

Related Party Obligations

Historically, the Company had significant obligations to related parties; however, during 2025, these obligations were substantially reduced through settlement using proceeds from financing activities (see Note 8). As a result, outstanding related-party obligations are no longer a significant component of contractual commitments.

Other Commitments and Contingencies

The Company may be subject to contingencies, including legal or contractual matters, in the ordinary course of business. Management does not believe that any such matters will have a material adverse effect on the Company’s financial position.

Overall Liquidity Assessment

The Company’s liquidity position improved significantly in 2025 as a result of financing activities and balance sheet restructuring. While operating cash flows were negative due to working capital adjustments, these outflows were largely non-recurring and associated with the settlement of prior obligations.

The Company’s current liquidity, combined with improved profitability and reduced leverage, provides a stronger financial foundation. However, future liquidity will depend on the Company’s ability to:

●	Sustain positive operating performance

●	Effectively manage working capital

●	Maintain access to external financing, if needed

Management believes the Company is well-positioned to meet its near-term obligations and support its ongoing operations and strategic initiatives.

Critical Accounting Policies and Estimates

The preparation of the Company’s consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses, as well as related disclosures. These estimates are based on historical experience, current conditions, and various other assumptions that management believes are reasonable under the circumstances.

Because of the inherent uncertainty involved in making these estimates, actual results could differ materially from those estimates. The Company’s most critical accounting policies are those that involve significant judgment and have a material impact on the financial statements.

Revenue Recognition (ASC 606)

The Company recognizes revenue in accordance with ASC 606, Revenue from Contracts with Customers, when control of goods or services is transferred to customers in an amount that reflects the consideration to which the Company expects to be entitled.

A significant area of judgment involves determining whether the Company acts as a principal or an agent in its revenue arrangements, particularly in transactions involving:

●	E-commerce platform sales

●	Related-party revenue-sharing arrangements (see Note 8 – Related Party Transactions)

This assessment requires evaluation of factors such as control over goods or services, inventory risk, pricing discretion, and responsibility for fulfillment.

If the Company is determined to be the principal, revenue is recognized on a gross basis; if the Company is an agent, revenue is recognized on a net basis. Changes in this assessment could materially affect reported revenue and cost of revenue.

In addition, revenue-sharing arrangements require judgment in identifying performance obligations and determining the appropriate allocation of transaction price. Variability in contract terms or interpretation could impact the timing and amount of revenue recognized.

Inventory Valuation (ASC 330)

Inventory is stated at the lower of cost or net realizable value. Cost is determined using standard costing methods, which approximate actual costs.

The Company evaluates inventory for excess quantities, obsolescence, and slow-moving items. This evaluation requires significant judgment regarding:

●	Forecasted demand

●	Product lifecycle and technological obsolescence

●	Pricing trends and competitive conditions

In 2024, the Company recorded significant inventory impairment charges due to excess and slow-moving inventory. In 2025, improved inventory management practices resulted in substantially lower impairment.

However, future changes in demand patterns, product innovation cycles, or market conditions could result in additional write-downs. Inventory valuation remains a highly sensitive estimate that directly impacts gross margin.

Allowance for Expected Credit Losses (ASC 326)

The Company accounts for expected credit losses under ASC 326, Current Expected Credit Losses (CECL). The allowance is estimated using a loss-rate methodology based on:

●	Historical credit loss experience

●	Current economic conditions

●	Forward-looking information

A significant portion of the Company’s accounts receivable is due from related parties (see Note 8), which introduces concentration risk.

Management evaluates collectability on an ongoing basis and considers factors such as:

●	Financial condition of counterparties

●	Payment history

●	Contractual terms

Although historical losses have been limited, any deterioration in the financial condition of related parties or changes in business relationships could result in increased credit loss provisions.

Warranty Liabilities

The Company provides warranties on certain products and recognizes a liability for estimated warranty costs at the time of sale.

Warranty liabilities are estimated based on:

●	Historical claim rates

●	Product failure trends

●	Estimated repair or replacement costs

These estimates require judgment and may be affected by changes in product design, manufacturing quality, or customer usage patterns. Actual warranty costs may differ from estimates, resulting in adjustments to warranty expense in future periods.

Variable Interest Entity (VIE) Consolidation (ASC 810)

The Company evaluates its involvement with variable interest entities in accordance with ASC 810, Consolidation. A VIE is consolidated if the Company is determined to be the primary beneficiary, which requires:

1.	Power to direct the activities that most significantly impact the VIE’s economic performance, and

2.	Exposure to potentially significant economic benefits or losses

This evaluation requires significant judgment, particularly in assessing contractual arrangements and decision-making authority.

Historically, the Company consolidated certain VIEs that held e-commerce platform accounts. In December 2025, the Company terminated the underlying contractual arrangements and deconsolidated these entities (see Note 1).

Changes in contractual arrangements, ownership structure, or operational control could result in future consolidation or deconsolidation events, which may materially impact the Company’s financial statements.

Related Party Transactions (ASC 850)

The Company engages in significant transactions with related parties, including revenue-sharing arrangements, product sourcing, and financing activities (see Note 8 – Related Party Transactions).

Accounting for related-party transactions requires judgment in determining:

●	Appropriate revenue recognition treatment

●	Classification of transactions

●	Measurement and presentation

Because these transactions may not be conducted on an arm’s-length basis, there is an increased risk of misstatement if terms are not properly evaluated.

The Company monitors related-party balances and transactions to ensure proper recognition and disclosure.

Forward Purchase Agreement

Prior to the Business Combination, AlphaVest entered into a Forward Purchase Agreement (“FPA”) with Harraden Circle Investments and its affiliated entities (“Harraden”) to support post-closing liquidity and capital structure stability. Under this arrangement, Harraden agreed to acquire shares from existing shareholders at the redemption price and may subsequently sell such shares in the open market over a defined period.

At closing, the Company funded an aggregate prepayment of approximately $6.68 million to facilitate Harraden’s participation in the arrangement. The structure of the FPA allows Harraden to retain certain economic benefits from the resale of shares, subject to contractual pricing mechanisms, including volume-weighted average price and reset provisions. Importantly, Harraden is not required to return the full proceeds from share sales, and any unsold shares are expected to be returned to the Company at maturity.

During 2025, Harraden completed partial settlements and early terminations under the FPA, resulting in cash proceeds to the Company of approximately $4.3 million. As of December 31, 2025, a portion of the arrangement remains outstanding, with Harraden continuing to hold shares associated with the FPA.

From a liquidity perspective, the FPA provided near-term funding at the time of the Business Combination but also introduced variability in future cash flows due to its settlement mechanics and linkage to market prices. The remaining balance associated with the FPA is reflected as a reduction of stockholders’ equity, consistent with its financing nature and the Company’s assessment of the arrangement.

Management continues to monitor the impact of the FPA on the Company’s capital structure and liquidity, including potential future settlements, share returns, and market-related adjustments. While the arrangement supported the completion of the Business Combination, its complex terms and market-dependent outcomes may affect period-to-period comparability of equity and cash flows.

Income Taxes (ASC 740)

The Company accounts for income taxes under ASC 740, Income Taxes, which requires recognition of deferred tax assets and liabilities for temporary differences between financial reporting and tax bases.

Management evaluates the realizability of deferred tax assets, including net operating loss carryforwards, and establishes a valuation allowance when it is more likely than not that such assets will not be realized.

This assessment requires judgment regarding:

●	Future taxable income

●	Timing of reversals of temporary differences

●	Tax planning strategies

Changes in these assumptions could result in adjustments to valuation allowances and income tax expense.

Sensitivity of Estimates and Judgments

The Company’s financial results are particularly sensitive to changes in estimates related to:

●	Revenue recognition (principal vs. agent)

●	Inventory valuation and impairment

●	Collectability of related-party receivables

●	VIE consolidation conclusions

A change in any of these assumptions could materially affect reported revenue, gross profit, net income, and financial position.

For example:

●	A change in principal vs. agent conclusion could significantly alter reported revenue and cost of revenue

●	A modest increase in inventory obsolescence assumptions could materially reduce gross margin

●	Delays in collection of related-party receivables could increase credit loss provisions

Management continuously reviews these estimates and assumptions and adjusts them as necessary based on evolving business conditions.

Recently Issued Accounting Pronouncements

For a discussion of our new or recently adopted accounting pronouncements, see Note 2, Recent issued accounting pronouncements, to our consolidated financial statements included elsewhere in this annual report.

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the consolidated financial statements and notes thereto included elsewhere in this annual report.

Non-GAAP Financial Measures

EBITDA is a non-GAAP financial measure defined as net income (loss) before interest expense, income taxes, depreciation, and amortization. The Company uses EBITDA as a supplemental measure to evaluate its operating performance and to facilitate period-to-period comparisons by excluding items that are not directly related to core operations.

Adjusted EBITDA is defined as EBITDA further adjusted to exclude non-cash and non-recurring items that management believes are not indicative of the Company’s core operating performance. For the year ended December 31, 2025, such adjustments primarily include the loss from the change in fair value of the PIPE warrant liability of $25,549,272 and the loss related to deconsolidation. The change in fair value of the PIPE warrant liability is a non-cash item arising from the remeasurement of derivative liabilities in accordance with ASC 815 and is significantly impacted by changes in the Company’s stock price and warrant terms, including reset features.

Management believes that EBITDA and Adjusted EBITDA provide useful supplemental information to investors regarding the Company’s operating performance; however, these measures have limitations and should not be considered in isolation or as a substitute for net income (loss) or other financial measures prepared in accordance with U.S. GAAP.

	For the years ended December 31
	2025	2024
Net income (loss)	(24,817,342)	(776,960)
Add: Interest expense	24,616	7,943
Add: Income tax expense	4,651	7,824
Add: Depreciation and amortization	-	-
EBITDA	(24,788,075)	(761,193)
Add: Loss from change in fair value of PIPE warrant liability	25,549,272	-
Add: Loss on deconsolidation	5,310	-
Adjusted EBITDA	766,507	(761,193)

Off-Balance Sheet Arrangements

As of December 31, 2025, the Company does not have any material off-balance sheet arrangements as defined under Item 303 of Regulation S-K.

Historically, the Company utilized variable interest entities (VIEs) to conduct certain e-commerce operations. These VIEs were consolidated in prior periods; however, following the termination of contractual arrangements in December 2025, the Company deconsolidated these entities. As a result, the Company no longer has exposure to the assets, liabilities, or operations of these entities beyond any residual contractual relationships.

The Company does not have any material guarantees, retained interests in transferred assets, special purpose entities, or undisclosed commitments that would be considered off-balance sheet arrangements.

Management believes that the absence of significant off-balance sheet arrangements reduces the Company’s exposure to contingent liabilities and enhances transparency in its financial reporting.

Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to certain market risks in the normal course of business, including foreign currency risk, interest rate risk, and general economic risk.

Foreign Currency Risk

A portion of the Company’s transactions are denominated in currencies other than the U.S. dollar, particularly Renminbi (RMB). As a result, fluctuations in exchange rates may affect revenue, cost of revenue, and operating expenses when translated into U.S. dollars.

A strengthening of the U.S. dollar relative to foreign currencies may reduce reported revenue and margins, while a weakening of the U.S. dollar may have the opposite effect. The Company does not currently use derivative instruments to hedge foreign currency risk.

Interest Rate Risk

The Company’s exposure to interest rate risk is limited due to the absence of significant interest-bearing debt. Interest income is earned on cash balances, and changes in interest rates may affect the amount of interest income recognized. However, this exposure is not considered material.

Concentration Risk

The Company is exposed to concentration risk due to its reliance on related-party transactions for both revenue and procurement. Changes in the financial condition or operating performance of these related parties could materially affect the Company’s results.

Sensitivity Analysis

A hypothetical 10% change in foreign exchange rates would not have a material impact on the Company’s financial position based on current exposure levels; however, this may change as the Company expands its international operations.

Inflation and Economic Conditions

The Company’s operations are subject to the impact of inflation and broader economic conditions, which may affect both costs and demand.

Cost Impacts

Inflation may increase the cost of components, manufacturing, logistics, and labor. These cost increases may not be fully recoverable through price adjustments, particularly in a competitive market environment where pricing pressure is significant.

Demand Impacts

The Company’s products are generally considered discretionary consumer purchases. As a result, economic downturns, reduced consumer confidence, or higher interest rates may negatively impact demand for the Company’s products.

Supply Chain Considerations

Global supply chain conditions, including component availability and shipping costs, may also affect the Company’s ability to procure inventory and maintain margins.

The Company actively monitors these factors and seeks to mitigate their impact through pricing strategies, cost management initiatives, and supply chain optimization.

Conclusion

The Company’s results for the year ended December 31, 2025 reflect a significant transformation in its business model and financial profile.

While total revenue declined compared to the prior year, the Company achieved substantial improvements in gross margin and operating efficiency. This improvement was driven by a strategic shift away from lower-margin, inventory-intensive operations toward higher-margin revenue streams, including revenue-sharing arrangements and service-based offerings.

The Company also strengthened its liquidity position through the completion of the SPAC transaction and related financing activities, enabling it to reduce reliance on related-party financing and improve its overall capital structure.

Despite these improvements, the Company continues to face risks and uncertainties, including reliance on related-party transactions, exposure to e-commerce platform dynamics, and sensitivity to macroeconomic conditions. Future performance will depend on the Company’s ability to sustain margin improvements, diversify revenue streams, and manage working capital efficiently.

Management believes that the Company is well-positioned to pursue its strategic objectives, supported by improved financial flexibility, a more efficient operating model, and opportunities for growth in higher-margin service offerings.

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk

Not required for smaller reporting companies.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of AMC Robotics Corporation

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of AMC Robotics Corporation (the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of operations and comprehensive income (loss), changes in stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2025, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Emphasis of Matter - Related Party Transactions

As discussed in Note 8 to the consolidated financial statements which indicates that the Company has significant related party transactions involving revenue, cost, operating expenses, accounts receivable, other receivable, prepayment, note receivable and accounts payable with multiple related parties. The Company’s revenue from related parties was approximately $3.6 million and $2.8 million for the year ended December 31, 2025, and 2024, respectively, or approximately 61% and 27%, respectively, of total revenue of the Company.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ UHY LLP

We have served as the Company’s auditor since 2023.

New York, New York

April 20, 2026

AMC ROBOTICS CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2025	2024

ASSETS
Current assets
Cash and cash equivalents	$7,004,601	$358,887
Accounts receivable	427	54,302
Accounts receivable - related party	2,065,890	190,168
Inventories, net	1,069,465	3,555,876
Prepaid expenses	355,467	100,912
Other receivable	-	125,000
Other receivable - related party, net	475,909	1,959,842
Advance to suppliers	3,677	5,049
Advance to suppliers – related party	21,387
Prepayment - related party (current)	60,000	-
Deferred offering cost	-	233,339
Promissory note receivable	-	623,449
Note receivable - stockholder	-	15,862
Total current assets	11,056,823	7,222,686
Right-of-use asset	101,221	-
Other non-current assets	7,697	-
Prepayment - related party	6,845	126,965
TOTAL ASSETS	$11,172,586	$7,349,651

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICITS)
Current liabilities
Accounts payable - related party	$-	$8,543,243
Accrued and other liabilities	592,822	219,815
Tax payable	6,627	6,673
Other payable - related party	-	6,269
Short term bank loan	-	821,982
Lease liability - current	57,349	-
Warranty liabilities - current portion	30,023	69,010
Total current liabilities	686,821	9,666,992
Lease liability - noncurrent	52,753	-
Warranty liabilities - noncurrent	6,810	14,274
TOTAL LIABILITIES	746,384	9,681,266

Stockholders’ equity (deficits)
Common stock, $0.0001 par value, 100,000,000 shares authorized, 22,595,363 and 18,000,000 shares issued and outstanding as of December 31, 2025 and December 31, 2024	2,260	1,800
Additional paid-in capital	37,653,029	142,899
Retained earnings (Accumulated deficits)	(27,229,088)	(2,470,588)
Accumulated other comprehensive loss	-	(5,726)
Total stockholders’ equity (deficits)	10,426,202	(2,331,615)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICITS)	$11,172,586	$7,349,651

The accompanying notes are an integral part of these consolidated financial statements.

AMC ROBOTICS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Years ended
	December 31,
	2025	2024

REVENUES
Product revenue	$2,346,474	$7,439,899
Product revenue - related party	515,756	6,270
Revenue share – related party	3,118,617	2,754,788
Total Revenues	5,980,847	10,200,957
COST OF REVENUES
E-commerce platform expenses	(670,405)	(2,039,708)
Product cost - related party	(2,223,113)	(6,002,463)
Delivery and freight cost	(71,144)	(176,451)
Inventory impairment losses	(163,037)	(1,326,355)
Total Cost of Revenues	(3,127,699)	(9,544,977)
Gross Profit	2,853,148	655,980

OPERATING EXPENSES
General and administrative expenses	(2,687,250)	(2,190,635)
Reversal for credit losses - related party	-	1,262,146
Sales and marketing expenses	(612,992)	(2,026,051)
Research and development expenses	(58,072)	(255,414)
Total Operating Expenses	(3,358,314)	(3,209,954)

LOSS FROM OPERATIONS	(505,166)	(2,553,974)

OTHER INCOME (EXPENSES)
Other income - related party	1,217,586	1,779,528
Other income, net	39,675	31,577
Interest income	14,413	675
Loss on deconsolidation	(5,310)	-
Loss from the change of the FV of Warrant Liability	(25,549,272)	-
Interest expense - related party	-	(18,999)
Interest expense	(24,616)	(7,943)
Total Other Income (loss), Net	(24,307,524)	1,784,838
INCOME (LOSS) BEFORE INCOME TAX	(24,812,691)	(769,136)
Income tax expense	(4,651)	(7,824)
NET INCOME (LOSS)	$(24,817,342)	$(776,960)
Other comprehensive income	-	273
TOTAL COMPREHENSIVE INCOME (LOSS)	$(24,817,342)	$(776,687)

NET INCOME (LOSS) PER SHARE: BASIC	$(1.36)	$(0.04)
NET INCOME (LOSS) PER SHARE: DILUTED	$(1.36)	$(0.04)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC	18,289,571	18,000,000
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: DILUTED	18,289,571	18,000,000

The accompanying notes are an integral part of these consolidated financial statements.

AMC ROBOTICS CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICITS)

	Common stock*		Additional		Accumulated Other Comprehensive
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficits	Income / (Loss)	Total
Balance at January 1, 2024	18,000,000	$1,800	$142,899	$(1,693,628)	$(5,999)	$(1,554,928)

Net loss	-	-	-	(776,960)	-	(776,960)
Other comprehensive income	-	-	-	-	273	273
Balance at December 31, 2024	18,000,000	$1,800	$142,899	$(2,470,588)	$(5,726)	$(2,331,615)
Reverse recapitalization / AlphaVest Public shares	1,416,002	142	5,132,227 **		-	5,132,369
PIPE shares issued	800,000	80	7,999,920	-	-	8,000,000
AlphaVest Initial Stockholders	2,323,528	232	(232)	-	-	-
FPA subscription receivable	-	-	(1,678,678)	-	-	(1,678,678)
Reclassification of warrant liability to equity	-	-	25,549,272	-	-	25,549,272
Shares underlying sponsor’s convertible notes	55,833	6	558,320	-	-	558,326
VIE deconsolidation	-	-	(50,699)	58,842	5,726	13,869
Net income	-	-	-	(24,817,342)	-	(24,817,342)
Balance at December 31, 2025	22,595,363	$2,260	$37,653,029	$(27,229,088)	$-	$10,426,202

*	Par value of common stock, additional paid-in capital and share data have been retroactively restated to give effect to reverse recapitalization that is discussed in Note 1.

**	This include the total proceeds from the trust account, net with deferred offering cost, FPA proceeds, and other adjustments related with reverse merge. See Note 1 for details.

The accompanying notes are an integral part of these consolidated financial statements.

AMC ROBOTICS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended
	December 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(24,817,342)	$(776,960)
Adjustments to reconcile net income (loss) to net cash provided by/(used in) operating activities:
(Reversal) for credit losses - related party	-	(1,262,146)
Loss from the change of the FV of Warrant Liability-	25,549,272	-
Provision (reversal) for warranty	(45,993)	40,724
Inventory impairment losses	163,037	1,326,355
Non-cash lease expenses	78,154	-
Changes in operating assets and liabilities:
Accounts receivable	53,875	39,774
Accounts receivable - related party	(1,875,722)	247,029
Inventories, net	2,323,374	176,547
Prepaid expenses	(254,555)	(17,341)
Other receivable	-	(125,000)
Other receivable - related party, net	1,483,933	651,435
Advance to suppliers	(3,677)	-
Advance to suppliers – related party	(16,338)	37
Other non-current assets	(7,697)	-
Due from stockholder	-	548,759
Prepayment - related party	60,120	1,244
Accounts payable	-	(479)
Accounts payable - related party	(8,543,243)	(255,579)
Accrued and other liabilities	373,007	23,996
Tax payable	(46)	(12,082)
Other payable - related party	(6,269)	1,935
Warranty liabilities - current portion	7,006	(32,060)
Warranty liabilities - noncurrent	(7,464)	(7,733)
Lease liability	(69,272)	-
Net cash provided by / (used in) operating activities	$(5,555,840)	$568,455

CASH FLOWS FROM INVESTING ACTIVITIES
Issuance of note receivable – stockholder	-	(552,217)
Repayment of note receivable - stockholder	15,862	986,844
Repayment of promissory note	-	(623,449)
Net cash provided by (used in) investing activities	$15,862	$(188,822)

CASH FLOWS FROM FINANCING ACTIVITIES
Deferred offering cost	(593,140)	(233,339)
Capital contribution	5,000,000	80,000
Capital contribution from SPAC	2,971,033	-
Payments related to FPA arrangement	(6,681,818)	-
Proceeds from FPA settlement	4,305,872	-
Proceeds from PIPE shares issued	8,000,000	-
Proceeds from short term loan	-	821,982
Proceeds from note payable - related party	-	1,353,700
Repayment of note payable - related party	(821,982)	(2,171,162)
Net cash provided by (used in) financing activities	$12,179,965	$(148,819)

Effect of changes of foreign exchange rate on cash and cash equivalent	5,726	273

Net increase in cash and cash equivalents	6,645,714	231,087
Cash and cash equivalents - beginning of the period	358,887	127,800
Cash and cash equivalents - end of the period	$7,004,601	$358,887

Supplemental Cash Flow Disclosures
Cash paid for interest expenses	$17,605	$24,453
Cash paid for income taxes	$-	$42,768

NON-CASH INVESTING AND FINANCING ACTIVITIES
Non-cash activity from deconsolidation of VIEs	$58,843	-
Non-cash reclassification of SPAC accumulated deficit to APIC	$6,886,461	-
Right-of-use asset obtained in exchange for lease obligation	$168,418	$-
Unpaid deferred offering cost	$225,000

The accompanying notes are an integral part of these consolidated financial statements.

AMC ROBOTICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND BUSINESS BACKGROUND

Organization and Business

The Company and its subsidiaries and consolidated entities as of December 31, 2025 are as follows:

Company Name	Date of Incorporation	Place of Incorporation	Ownership Interest	Principal Activities
AMC Robotics Corporation (F/K/A AlphaVest Acquisition Corp.)	January 14, 2022	Delaware, USA	—	Public holding company
AMC Corporation	October 21, 2021	Washington, USA	100%	Sale of security camera products
Shanghai Xiaoyun Technology Limited	July 16, 2020	China	VIE (1)	E-commerce platform account holding
Kunshan Yishijue Technology Limited	January 11, 2021	China	VIE (1)	E-commerce platform account holding

(1)	The Company was the primary beneficiary and historically consolidated these entities as Variable Interest Entities (“VIEs”), as defined in ASC 810 as entities in which equity investors lack a controlling financial interest, but terminated the contractual arrangements with Shanghai Xiaoyun Technology Limited and Kunshan Yishijue Technology Limited on December 1, 2025 and, accordingly, deconsolidated these entities as of that date.

AMC Corporation (“AMC” or the “Predecessor”) was incorporated in the State of Washington on October 21, 2021. The Company designs and sells residential and small-business security camera products, including YI dome guard, home camera, and outdoor camera devices, which are sourced from suppliers in Asia and sold primarily through e-commerce platforms in the United States, Canada, and Europe.

On December 9, 2025, AMC completed a business combination with AlphaVest Acquisition Corp., a special purpose acquisition company. Following the transaction, the surviving public entity was renamed AMC Robotics Corporation (the “Company” or the “Successor”). AMC became a wholly owned subsidiary of AMC Robotics Corporation. Unless otherwise indicated, references to the “Company” refer to AMC Robotics Corporation and its consolidated subsidiaries.

Reverse Recapitalization and Basis of Presentation

On December 9, 2025, the Company consummated a business combination with AlphaVest Acquisition Corp., a special purpose acquisition company (the “SPAC” or “AlphaVest”). The transaction was accounted for as a reverse recapitalization in accordance with ASC 805-40, with AMC determined to be the accounting acquirer.

Under this method of accounting, the transaction is accounted for as a reverse recapitalization and is treated as a capital transaction rather than a business combination. Accordingly, the assets and liabilities of AlphaVest were recognized at their historical carrying values, with no goodwill or identifiable intangible assets recorded. AlphaVest’s historical equity accounts were eliminated and the equity structure was retroactively adjusted to reflect that of the combined company. The net assets received from AlphaVest were recognized as a capital contribution, with the offset recorded within additional paid-in capital (“APIC”).

As a result, the consolidated financial statements represent a continuation of AMC’s historical financial statements. The equity structure has been retroactively adjusted to reflect the legal capital structure of AMC Robotics Corporation, and all issued and outstanding shares and capital contributions have been restated for all periods presented. In connection with the Business Combination and related transactions:

●	The Company issued 1,416,002 shares upon the conversion of outstanding public rights of AlphaVest in connection with the reverse recapitalization. These shares represent the remaining shares underlying such public rights and were accounted for as part of the equity restructuring, resulting in an increase to additional paid-in capital of $5,132,227. The Company recognized net cash proceeds from the SPAC trust account in connection with the Business Combination, which are reflected within additional paid-in capital as part of the reverse recapitalization.
●	The Company completed a PIPE financing, issuing 800,000 shares together with 2,240,000 PIPE warrants for gross proceeds of $8,000,000.
●	The Company issued 2,323,528 shares in connection with the reverse recapitalization representing the conversion of AlphaVest’s sponsor and founder shares, underwriter shares, private placement shares, as well as the shares underlying sponsor rights and EBC rights. These shares were issued as part of the equity restructuring and were accounted for as a reclassification within stockholders’ equity, with no net impact on total stockholders’ equity.
●	The Company issued 55,833 shares related to the conversion of sponsor convertible notes, resulting in an increase to additional paid-in capital of $558,320.

As a result of the Business Combination and related transactions, total shares outstanding increased from 18,000,000 shares as of January 1, 2025 to 22,595,363 shares as of December 31, 2025.

The detailed impact of these transactions on stockholders’ equity is presented in Note 14 – Stockholders’ Equity and the Consolidated Statement of Changes in Stockholders’ Equity (Deficit).

Variable Interest Entities

Historically, the Company conducted certain e-commerce operations through contractual arrangements with:

●	Shanghai Xiaoyun Technology Limited (“Xiaoyun”), and
●	Kunshan Yishijue Technology Limited (“Yishijue”).

These entities held e-commerce platform accounts and authorized the Company to operate the online stores pursuant to authorization agreements. Xiaoyun and Yishijue had no substantive operations other than holding the authorized stores.

Based on the nature and purpose of these entities and the related contractual arrangements, the Company determined that Xiaoyun and Yishijue were variable interest entities (“VIEs”), and that the Company was the primary beneficiary. Accordingly, the Company consolidated Xiaoyun and Yishijue during the periods in which it held a controlling financial interest.

Ants Technology (HK) Limited (“Ants”) was not considered a VIE, as it engaged in substantive independent business activities and was not designed to pass variability to the Company.

Termination of VIE Arrangements and Deconsolidation

On December 1, 2025 (the “Effective Date”), the Company completed the transfer of ownership and operational control of the e-commerce platform accounts from Shanghai Xiaoyun Technology Limited (“Xiaoyun”) and Kunshan Yishijue Technology Limited (“Yishijue”) to the Company and terminated the related authorization agreements. As a result, the Company no longer held variable interests in these entities and ceased to be their primary beneficiary under ASC 810.

Accordingly, Xiaoyun and Yishijue were deconsolidated as of the Effective Date. The consolidated financial statements for the year ended December 31, 2024 continue to include these entities, as the Company was the primary beneficiary during that period.

Upon deconsolidation, the Company derecognized the following carrying amounts of assets and liabilities:

●	Total assets derecognized: $7,085
●	Total liabilities derecognized: $(16,011)
●	Net liabilities derecognized: $(8,926)

The Company also derecognized cumulative translation adjustments of $6,091 associated with these entities. As a result of the deconsolidation, the Company recognized a loss of $5,310, which is presented in other income (expense) in the consolidated statements of operations for the year ended December 31, 2025.

The Company did not retain any equity interest in Xiaoyun or Yishijue upon deconsolidation. Accordingly, no retained interest was measured at fair value.

Following the deconsolidation, the Company does not have any continuing involvement with Xiaoyun or Yishijue, nor does it have any obligation to provide financial support or absorb losses from these entities. As of December 31, 2025, the Company has no continuing exposure to loss related to these entities.

The deconsolidation did not result in significant cash inflows or outflows and has been reflected as a non-cash transaction in the consolidated statement of cash flows.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and in conformity with the rules and regulations of the Securities and Exchange Commission (“SEC”). The consolidated financial statements include the accounts of the Company and its subsidy and VIEs, and all intercompany balances and transactions have been eliminated in consolidation. The accounting policies applied are consistent with those of the prior year, and the consolidated financial statements reflect all normal recurring adjustments necessary for the fair presentation of the Company’s financial position as of December 31, 2025 and 2024, and the results of its operations and cash flows for the years then ended. Par value of common stock, additional paid-in capital and share data have been retroactively restated to give effect to reverse recapitalization.

The Company’s fiscal year-end date is December 31.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, and its consolidated VIEs. A subsidiary is an entity (including a structured entity), directly or indirectly, controlled by the Company. The financial statements of the subsidiaries are prepared for the same reporting period as the Company, using consistent accounting policies. All intra-group assets and liabilities, equity, income, expenses and cash flows relating to transactions between members of the Group are eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date the financial statements and the reported amount of revenues and expenses during the reporting period. Management makes these estimates using the best information available at the time the estimates are made; however actual results could differ from those estimates. Significant items subject to such estimates and assumptions include, but are not limited to, allowance for credit losses, valuation of inventory, estimated replacement rates to calculate warranty liabilities and warranty expenses.

Foreign Currency and foreign currency translation

The Company’s reporting currency is the U.S. dollar (“USD”). The functional currency of AMC Robotics Corporation is USD, while the functional currency of its former variable interest entities (“VIEs”) was Renminbi (“RMB”). The VIEs were deconsolidated effective December 1, 2025 and were consolidated from January 1, 2024 through November 30, 2025; accordingly, foreign currency translation applies to the VIEs’ results for that period. For the year ended December 31, 2024, the VIEs were consolidated for the full year. Transactions denominated in currencies other than the functional currency are translated at exchange rates prevailing on the transaction dates, with resulting gains and losses recorded in other income (expense). Assets and liabilities are translated at period-end exchange rates at the period, while revenues and expenses are translated at average exchange rates, with translation adjustments recorded in accumulated other comprehensive income. The impact of foreign currency exchange on the Company’s consolidated financial statements was not significant for the periods presented, primarily due to the deconsolidation of the VIEs during 2025.

Period ended November 30, 2025
Balance sheet, except for equity accounts	¥7.0751	RMB to $1 USD
Income statement and cash flows	¥7.1300	RMB to $1 USD

Year ended December 31, 2024
Balance sheet, except for equity accounts	¥7.2994	RMB to $1 USD
Income statement and cash flows	¥7.1887	RMB to $1 USD

Cash and Cash Equivalents

Cash consists of cash on deposit with financial institutions that is unrestricted as to withdrawal or use. Cash equivalents include highly liquid investments with original maturities of three months or less at the time of purchase.

For purposes of the statements of cash flows, the Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Cash equivalents primarily consist of investments in money market funds.

As of December 31, 2025 and 2024, the Company had cash and cash equivalent balances of $7,004,601 and $358,887, respectively. Cash equivalents include investments in money market funds with original maturities of three months or less  .

The Company maintains its cash balances with financial institutions in the United States. These balances may, at times, exceed federally insured limits of $250,000 per depositor per financial institution provided by the Federal Deposit Insurance Corporation (“FDIC”). A portion of these balances, including amounts held in money market accounts, was not insured by the FDIC. The Company has not experienced any losses on these accounts and management believes the Company is not exposed to significant credit risk on such balances.

Accounts receivable and Accounts receivable- related party

Accounts receivable is stated at the amount the Company expects to collect from customers through e-commerce platforms. Accounts receivable—related party represents amounts due from Kami Vision Incorporated (“Kami”) for revenue-sharing arrangements. Refer to Note 8—Related Party Balances and Transactions.

The Company evaluates expected credit losses on accounts receivable using a loss-rate method in accordance with ASC 326. This method considers historical loss experience, current conditions, and reasonable and supportable forecasts, including macroeconomic factors such as inflation, real GDP growth, unemployment rates, and industry trends.

As of December 31, 2025 and 2024, no allowance for credit losses was recorded for accounts receivable and accounts receivable—related party, as the Company’s historical loss experience has been insignificant and the risk of non-collection is considered remote. The Company writes off receivable balances when all collection efforts have been exhausted and recovery is deemed unlikely. To date, the Company has not experienced material uncollectible accounts receivable and accounts receivable—related party.

Other receivable- related party, net

Other receivables – related party primarily consists of receivable from Kami for marketing subsidy and receivable from Ants. The balances presented on the consolidated balance sheets are net of allowance for credit losses. Refer to Note 8 “Related party balances and transactions”. In connection with the assessment of current expected credit loss under ASC Topic 326, Measurement of Credit Losses on Financial Instruments (ASU 2016-13), the Company recorded reversal for credit losses of $1,262,146   against receivables due from Ants during the year ended December 31, 2024, using the loss-rate method. Refer to the above section of “Accounts receivable and Accounts receivable- related party” for details about the loss-rate method, and to Note 8 – “Provision for Credit Losses – Related Party” for information regarding the reversal and provision for credit losses related to Ants Technology (HK) Limited.

Inventories, net

The inventory costs include the product costs and the freight-in costs. Product costs are based on the purchase price using the moving average cost method. On a monthly basis, product costs are recalculated based upon the average product cost per unit. Freight-in costs are allocated to each product using the average freight-in cost per unit.

Inventories are stated at lower of cost or net realizable value. The Company evaluates inventories on a quarterly basis for potential net realizable value adjustments, reducing the carrying value of inventories that exceed their estimated net realizable value. Where there is evidence that the utility of inventories, in their disposal in the ordinary course of business, will be less than cost, whether due to physical deterioration, obsolescence, changes in price levels, or other causes, the inventories are written down to net realizable value. Net realizable value is the estimated selling price in the normal course of business less any costs to complete and sell products. Any excessive spoilage is recorded as current period charges.

During the years ended December 31, 2025 and 2024, 100% of inventories, were purchased from related parties, Senslab HK Limited and its subsidiary Senslab Technology Co., Ltd (collectively referred to as “Senslab”). Refer to Note 13 “Concentration Risk” for purchases from each supplier under Supplier Concentration. AMC Robotics Corporation has secured favorable payment terms with Senslab, extending the payment period from 60 days to 180 days.

Deferred Offering Costs

Costs directly attributable to the Business Combination are accounted for as deferred offering costs in accordance with ASC 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A. These costs primarily consist of legal, advisory, and other professional fees directly attributable to the Business Combination and are recorded as deferred assets prior to the closing of the transaction. Costs that are not directly attributable to the Business Combination, including audit, accounting, and financial reporting expenses, are expensed as incurred.

Upon consummation of the Business Combination, deferred offering costs are reclassified to additional paid-in capital as a reduction of the proceeds from the transaction. If the Business Combination had not been completed, such costs would have been expensed upon the termination of such Business Combination.

As of December 31, 2024, the Company had deferred offering costs of $233,339 related to the Business Combination. During the year ended December 31, 2025, the Company incurred additional deferred offering costs of $818,140 in connection with the transaction. Upon the closing of the Business Combination on December 9, 2025, total deferred offering costs of $1,051,479 were reclassified to additional paid-in capital as a reduction of proceeds from the reverse recapitalization. Accordingly, no deferred offering costs remained on the consolidated balance sheet as of December 31, 2025. The total amount of $225,000 deferred offering cost incurred in 2025 was paid in 2026, which presented as non-cash financing activities in the consolidated statement of cash flows.

Proceeds from Business Combination (de-SPAC)

The Company received net proceeds of $8,907,380 after the redemption. These proceeds were further adjusted for transaction costs, Forward Purchase Agreement (“FPA”)–related impacts, deferred offering costs, and other equity adjustments, partially offset by the elimination of the SPAC’s accumulated deficit.

After giving effect to these items, the net impact recorded to additional paid-in capital was approximately $5.1 million. See Note 14 for a detailed reconciliation of the Business Combination and related equity adjustments.

Forward Purchase Agreement

Prior to the Business Combination, AlphaVest entered into a Forward Purchase Agreement (“FPA”) with Harraden Circle Investments and its affiliated entities (collectively, “Harraden”). Pursuant to the FPA and subject to its terms and conditions, Harraden agreed to purchase up to 500,000 public shares of AlphaVest (the “Recycled Shares”) from existing shareholders prior to the Business Combination at the applicable redemption price. In connection with this arrangement, the Company agreed to issue 50,000 additional shares to Harraden as commitment shares, representing 10% of the Recycled Shares.

At the closing of the Business Combination, the Company funded a prepayment amount of approximately $6.68 million to Harraden, calculated based on the Recycled Shares together with the commitment shares and the applicable redemption price. This prepayment was intended to facilitate Harraden’s acquisition and/or holding of the Company’s common stock, which Harraden may resell to third-party investors over a period of up to 12 months following the Business Combination. At the maturity date, Harraden is required to return any unsold shares to the Company; however, Harraden is not obligated to repay the prepayment amount previously received.

The FPA is structured as a prepaid forward transaction in which Harraden may acquire, hold, sell, or otherwise transfer shares, and the ultimate settlement amount is determined based on contractual pricing mechanisms, including volume-weighted average price (“VWAP”) and reset price provisions. Harraden is not required to remit the full proceeds from any sales of shares and retains the economic upside above the contractual pricing thresholds.

Transaction Activity

During the year ended December 31, 2025, the Company funded an aggregate prepayment amount of approximately $6.68 million under the FPA with redemption price of $12.09. Approximately 90% of the total amount was initially recorded as a prepaid asset, while the remaining 10% primarily represents the redemption value associated with the commitment shares, along with related transaction costs.

During 2025, Harraden executed partial settlements and early terminations under the FPA, including:

●	Early termination notices in December 2025 covering an aggregate of approximately 358,981 shares
●	Settlement amounts calculated based on a contractual reset price of approximately $12.27 per share, resulting in aggregate cash payments to the Company of approximately $4.3 million
●	The 50,000 commitment shares were identified as commitment shares and were not subject to early termination provisions under the FPA

As of December 31, 2025, Harraden held 141,019 shares of the Company’s common stock associated with the FPA, which may be held in street name and therefore not reflected in the Company’s registered shareholder list

The Company evaluated the Forward Purchase Agreement (“FPA”) under applicable accounting guidance, including ASC 480 and ASC 815, with consideration of key contractual terms such as variable share settlement provisions, reset features, optional early termination rights, and the absence of an obligation for Harraden to return the full proceeds from the resale of shares.

In addition, the Company determined and recorded that the prepaid amount related to the Recycled Shares, together with associated legal fees and commission fees of approximately $697,000, represents financing costs. Accordingly, such amounts were expensed prior to the closing of the Business Combination and subsequently recorded as a reduction to additional paid-in capital upon closing.

The arrangement also includes a prepaid forward component, with settlement dependent on future share prices and the actions of the counterparty. As of December 31, 2025, the Company recorded approximately $1.69 million as a reduction to the equity account, representing the portion of the arrangement for which the Company has not yet received the related economic benefits. Under the terms of the agreement, any unsold shares are required to be returned to the Company at maturity.

Private Investment in Public Equity (“PIPE”) Financing and PIPE Warrants

In connection with the closing of the Business Combination on December 9, 2025 (the “Closing Date”), the Company entered into securities purchase agreements (the “PIPE Agreements”) with certain investors (the “PIPE Investors”), pursuant to which the Company issued an aggregate of 800,000 shares of common stock at a purchase price of $10.00 per share, for gross proceeds of $8,000,000 (the “PIPE Financing”). The PIPE Financing was consummated concurrently with the Closing and was accounted for as an equity issuance in accordance with ASC 505, with proceeds recorded within common stock and additional paid-in capital (“APIC”).

In connection with the PIPE Financing, the Company issued warrants to purchase shares of its common stock (the “PIPE Warrants”). At the Closing Date, the PIPE Warrants represented the right to acquire an aggregate of 2,240,000 shares of common stock, with an exercise price of approximately $10.00 per share, subject to adjustment. The PIPE Warrants include provisions under which the exercise price and the number of shares issuable upon exercise are subject to adjustment based on a reference stock price, as defined in the warrant agreements, determined on the reset date of December 30, 2025. As a result of these provisions, the exercise price was adjusted and the total number of shares underlying the PIPE Warrants increased to 5,576,301 shares upon the reset event.

The Company evaluated the PIPE Warrants for classification as either equity or liability instruments in accordance with ASC 480, Distinguishing Liabilities from Equity, and ASC 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity. The Company determined that the PIPE Warrants failed the indexation guidance under ASC 815-40 due to provisions that introduce variability in the number of shares deliverable upon settlement and are not inputs solely based on the Company’s own stock. Accordingly, the PIPE Warrants were recorded at fair value upon issuance as a derivative liability.

The PIPE Warrant liability was initially recognized at fair value on the issuance date and was remeasured at fair value at each reporting date, with changes in fair value recognized in the consolidated statements of operations. For the year ended December 31, 2025, the Company recognized a loss of $25,549,272 related to the change in fair value of the PIPE Warrant liability, which is presented within other income (expense) in the consolidated statements of operations. The increase in the number of underlying shares from 2,240,000 to 5,576,301 during the period contributed to the increase in the fair value of the warrant liability.

Upon the occurrence of the reset event on December 30, 2025, the terms of the PIPE Warrants became fixed, including a fixed exercise price and a determinable number of shares issuable upon exercise. Accordingly, the PIPE Warrants met the criteria for equity classification under applicable accounting guidance and were reclassified from derivative liabilities to equity in the amount of $30,558,129. The reclassification was recorded at the fair value of the PIPE Warrants as of the reclassification date.

The fair value of the PIPE Warrants was estimated using a Black-Scholes option pricing model and was subsequently updated at each reset date to reflect changes in exercise price, number of shares, and the Company’s stock price. The stock price inputs used in the valuation were approximately $10.30 at issuance, $8.76 at the initial reset date, and approximately $6.16 and $5.48 at the December 9, 2025 and December 30, 2025 reset dates, respectively, reflecting the corresponding fair value measurements at those dates. Significant assumptions included expected volatility of approximately 30.0%, risk-free interest rates ranging from approximately 3.6% to 3.7%, a dividend yield of 0%, and an expected term of approximately 4.9 years. Due to the use of significant unobservable inputs, the PIPE Warrant liability was classified as a Level 3 measurement within the fair value hierarchy.

Revenue

The Company generated revenues of $5,980,847 and $10,200,957 for the years ended December 31, 2025 and 2024, respectively.

	Years ended
	December 31,
	2025	2024
Revenues
Product revenue	$2,346,474	$7,439,899
Product revenue - related party	515,756	6,270
Revenue share – related party	2,895,956	2,754,788
Intelligent Information Service – related party	222,661	-
Total revenues	$5,980,847	$10,200,957

The Company recognizes revenue in accordance with ASC 606, Revenue from Contracts with Customers. Revenue is recognized when control of promised goods or services is transferred to customers in an amount that reflects the consideration to which the Company expects to be entitled. The Company applies the five-step model to each of its revenue streams, as described below. Revenue is reported net of value added taxes.

Revenue Recognition

Product Revenue

The Company generates product revenue from both third-party customers and related parties, including Kami and ZKCam Technology Limited.

For product sales via e-commerce platforms, primarily Amazon, as well as direct sales to customers, contracts are established through customer orders. The Company has a single performance obligation to deliver products to customers. The transaction price is the fixed sales price, net of promotional discounts offered on the platforms. As there is a single performance obligation, the transaction price is fully allocated to product delivery.

Revenue is recognized at a point in time when control of the products transfers to the customer, which is generally upon shipment. E-commerce platforms facilitate shipping and collection; however, the Company retains control of the products prior to transfer.

For product sales to related parties, including Kami and ZKCam, the terms are generally consistent with those of third-party transactions. The Company recognized the revenue from product sales - related party at a point in time when control of the products is transferred to the related party customer, which is generally upon shipment or delivery, depending on the contractual terms.

Payments are typically received within 3 to 14 days after shipment for e-commerce sales or based on agreed terms for related party transactions. As payments are not generally received in advance, no deferred revenue is recorded.

Revenue Share – Related Party (Kami)

The revenue sharing arrangements with its related party, Kami, related to cloud-based services and intelligent information services.

Cloud-based services

The Company enters into a revenue sharing agreement with Kami, under which the Company refers customers to Kami’s cloud-based services, including video storage, image analysis and alert-based features. The Company’s performance obligation is to provide referral services, and it does not control the underlying services provided by Kami.

Revenue is recognized when an end user referred by the Company subscribes to Kami’s cloud services and makes a payment. Kami provides the Company with a monthly statement summarizing the revenue share generated from customers referred by the Company. The Company recognizes revenue in the period in which the underlying subscription revenue is earned by Kami and reported to the Company.

Under the original agreement, the Company was entitled to 30% of subscription revenues for new customers during the first year of subscription, 15% during the second year, and no revenue share thereafter. Effective July 1, 2025, the Company entered into an amended agreement with Kami, under which the Company is entitled to 30% of subscription revenues for new customers referred by the Company during the first three years of their recurring subscriptions. In accordance with ASC 606-10-25-12, this modification is not accounted for as a separate contract, as it does not increase the scope of the contract nor does the pricing reflect standalone selling prices for additional goods or services. Accordingly, the modification is accounted for prospectively and did not result in any adjustment to revenue previously recognized.

The transaction price for the revenue share is based on fixed contractual percentages of subscription revenues earned by Kami from referred customers and does not include variable consideration or non-cash consideration. The Company has concluded that it acts as an agent in this arrangement and therefore recognizes revenue on a net basis representing its share of the consideration received.

Intelligent information services

Beginning in the fourth quarter of 2025, the Company generated revenue from arrangements with related parties associated with intelligent information services. These arrangements are linked to products previously sold by the Company, where the Company enables access to downstream data-related monetization channels developed and operated by its business partners.

The Company does not control the underlying services provided to end users and does not have an ongoing obligation to perform services after the initial enablement. Accordingly, the Company’s role is limited to facilitating access to these arrangements, and it participates in a share of revenues generated by its business partners.

Revenue is recognized when the underlying services are delivered by the business partners to end users and the related consideration is earned and becomes determinable. The Company recognizes revenue on a net basis, representing its share of the amounts received, consistent with its conclusion that it acts as an agent in these arrangements.

Product Return Policy

The Company has a product return policy that permits e-commerce platform customers in North America to return products within 30 days from the date of purchase. For items purchased during the holiday season from October to December, the return period is extended until the end of January in the following year. For customers in Europe, the return period for e-commerce platforms is 30 days from the date of purchase. Within these specified periods, the Company offers a full refund for returned products, provided the return criteria are met.

The Company recognizes revenues adjusted for returns based upon the e-commerce platform statements, which reflect the actual refunds for returns. The Company reviews the subsequent statements after the reporting date and adjusts revenue for returns related to sales in the reporting period accordingly. For returns occurring during the reporting period, adjustments are made in the month of the return. During the years ended December 31, 2025 and 2024, the Company’s revenue was not significantly impacted by returns due to the short-term free return policy.

For revenue sharing derived from related party arrangements with Kami, including revenue sharing from cloud-based service and intelligent information service, there are no product return rights or refund obligations applicable to the Company. These revenues are based on subscription or service usage by end users of Kami’s platform and are recognized based on amounts reported by Kami. As such, no returns or refund estimates are recorded for these revenue streams.

Product Warranty

The Company provides standard product warranties to customers who purchase products through e-commerce platforms. For customers in North America, the Company offers a one-year warranty from the date of purchase covering replacement of malfunctioning products. For customers in Europe, the warranty period extends to two years from the date of purchase.

These warranties are assurance-type warranties as defined under ASC 606 and do not provide services beyond assuring that the product complies with agreed-upon specifications. Accordingly, the warranties are not accounted for as separate performance obligations. The estimated costs of fulfilling warranty obligations are accrued at the time of sale and recorded as warranty liabilities, with a corresponding adjustment to sales and marketing expenses.

Gross versus Net Revenue Presentation

The Company evaluates whether it acts as a principal or agent in accordance with ASC 606.

For product sales via e-commerce platforms, the Company acts as a principal and recognizes revenue on a gross basis, as it controls the products prior to transfer to customers, bears inventory risk, sets pricing, and is responsible for fulfillment.

For revenue sharing arrangements with Kami, including both cloud-based service and intelligent information service, the Company acts as an agent, as it does not control the underlying services provided to end users and has no ongoing performance obligation after the initial enablement. Accordingly, revenue is recognized on a net basis, representing the Company’s share of the consideration generated from end users.

Cost of revenues

Cost of revenues includes cost of products, e-commerce platform fees, delivery and freight costs, and inventory impairment loss. The Company expenses cost of revenues in conjunction with sales as incurred. The Company incurred cost of revenues of $3,127,699 and $9,544,977 for the years ended December 31, 2025 and 2024, respectively.

General and administrative expenses

General and administrative expenses primarily consist of costs for consulting fee, payroll expenses, storage fees, and professional fees. The Company has expensed all general and administrative expenses costs as incurred. For the years ended December 31, 2025 and 2024, the Company incurred general and administrative expenses of $2,687,250 and $2,190,635 respectively.

Sales and marketing expenses

Sales and marketing expenses primarily consist of costs for the promotion of business brand and product marketing and warranty expenses. The Company expensed all marketing and advertising costs as incurred. For the years ended December 31, 2025 and 2024, the Company incurred sales and marketing expenses of $612,992 and $2,026,051, respectively.

Provision for credit losses

The Company determines expected credit losses using the loss-rate method, applying estimated loss rates to the balances of accounts receivable, other receivables, and related party receivables.

For the year ended December 31, 2025, the Company recorded no provision for credit losses. For the year ended December 31, 2024, the Company recorded a net reversal of credit losses of $1,262,146, primarily reflecting the recovery of amounts previously reserved in prior periods.

As of December 31, 2025 and 2024, the allowance for credit losses was not material.

Warranty expenses

Sales of products via the e-commerce platforms include warranties to customers that replace malfunctional products. These standard warranties are assurance type warranties and do not offer any services in addition to the assurance that the product will continue working as specified for one or more years. Therefore, warranties are not considered separate performance obligations in the arrangement. Instead, the expected cost of warranties is accrued as an expense in accordance with authoritative guidance.

Other income/(expense)

Other income – related party consists of subsidy income received from Kami to support the Company’s marketing campaigns on e-commerce platforms. For the years ended December 31, 2025 and 2024, the Company recognized other income – related party of $1,217,586 and $1,779,528, respectively. Please refer to Note 8 – Related Party Balances and Transactions for further details.

Other income from non-related parties primarily consists of income from the resale of returned or replaced products and foreign exchange gains. Other expenses primarily consist of donation expenses. For the years ended December 31, 2025 and 2024, the Company recognized net other income of $39,675 and $31,577, respectively.

Comprehensive loss

The Company applies ASC 220, Comprehensive Income, with respect to reporting and presentation of comprehensive loss and its components in a full set of financial statements. Comprehensive loss is defined to include all changes in equity of the Company during a period arising from transactions and other events and circumstances except those resulting from investments by stockholders and distributions to stockholders. For the periods presented, the Company’s comprehensive loss includes net loss and other comprehensive loss, which primarily consists of the foreign currency translation adjustments.

Income taxes

The Company accounts for income taxes in accordance with ASC 740, Income Taxes. The provision for income taxes is determined using the asset and liability approach, under which deferred tax assets and liabilities are recognized for the future tax consequences of differences between the financial statement carrying amounts and the tax bases of assets and liabilities, using enacted tax rates expected to apply in the periods in which those differences are expected to reverse.

Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that such assets will not be realized. In assessing the need for a valuation allowance, management considers all available positive and negative evidence, including historical operating results, projections of future taxable income, and the expected timing of reversal of existing temporary differences. Based on this assessment, the Company has recorded a full valuation allowance against its deferred tax assets as of December 31, 2025 and 2024.

The Company recognizes tax benefits from uncertain tax positions only if it is more likely than not that the position will be sustained upon examination. Interest and penalties related to uncertain tax positions are recognized as a component of income tax expense. As of December 31, 2025 and 2024, the Company had no material uncertain tax positions. The Company’s tax returns remain subject to examination by taxing authorities for all years since inception.

Net income (loss) per share

Basic net income (loss) per share is calculated by dividing net income (loss) attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted net income (loss) per share is computed by giving effect to all potential dilutive shares of common stock outstanding during the period using the treasury stock method or if-converted method, as applicable.

For the year ended December 31, 2025, the Company reported a net loss of $24,817,342, primarily attributable to a non-cash loss from the change in fair value of the PIPE warrant liability. As a result of the net loss, all potentially dilutive securities, including outstanding warrants, were considered anti-dilutive and were therefore excluded from the computation of diluted net loss per share. Accordingly, basic and diluted net loss per share were the same for the year ended December 31, 2025.

For the year ended December 31, 2024, the Company also reported a net loss, and similarly, all potentially dilutive securities were excluded from the calculation of diluted net loss per share as their inclusion would have been anti-dilutive.

Fair value measurements

The Company also follows the guidance of the ASC Topic 820-10, “Fair Value Measurements and Disclosures” (“ASC 820-10”), with respect to financial assets and liabilities that are measured at fair value. ASC 820-10 establishes a three-tier fair value hierarchy that prioritizes the input used in measuring fair value as follows:

●	Level 1: Inputs are based upon unadjusted quoted prices for identical instruments traded in active markets;

●	Level 2: Inputs are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques (e.g. Black-Scholes Option-Pricing model) for which all significant inputs are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

●	Level 3: Inputs are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability.

The carrying values of cash, accounts receivable, advance to suppliers, other current assets, accounts payable, accrued liabilities, and other current liabilities approximate fair value due to the short-term nature of these instruments. Pursuant to ASC 820 and ASC 825, the fair value of cash is determined based on Level 1 inputs.

During the year ended December 31, 2025, the Company had financial liabilities measured at fair value related to PIPE Warrants, which were classified as Level 3 within the fair value hierarchy due to the use of unobservable inputs. These liabilities were reclassified to equity during the year. As of December 31, 2025, the Company did not have any Level 2 or Level 3 financial assets or liabilities.

The following table presents a roll forward of the Company’s Level 3 financial liabilities (PIPE Warrant liability) for the year ended December 31, 2025:

Description	Amount ($)
Beginning balance, January 1, 2025	-
Initial recognition at Closing Date (December 9, 2025)	13,798,400
Change in fair value of PIPE Warrant liability (December 30, 2025)	16,759,729
Reclassification to equity (December 30, 2025)	(30,558,129)
Ending balance, December 31, 2025	-

The fair value of the PIPE Warrants was determined using a valuation model incorporating significant unobservable inputs and was classified as Level 3 within the fair value hierarchy.

Segment reporting

ASC 280 Disclosures about Segments of an Enterprise and Related Information, establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organizational structure as well as information about geographical areas, business segments and major customers in financial statements for details on the Company’s business segments. Operating segments are defined as components of an enterprise which engage in business activities from which they may earn revenues and incur expenses, and about which separate financial information is available that is evaluated regularly by the chief operating decision maker, which is the company’s chief executive officer (CEO), in deciding how to allocate resources and in assessing performance. Reportable segments are defined as an operating segment that either (a) exceeds 10% of revenue, or (b) reported profit or loss in absolute amount exceeds 10% of profit of all operating segments that did not report a loss or (c) exceeds 10% of the combined assets of all operating segments. AMC Robotics Corporation has Amazon online accounts in the U.S., Canada, and Europe. Revenue from the Canadian Amazon online store does not exceed 10% of the total revenue. Therefore, AMC Robotics Corporation   has determined that it has two primary operating segments (1) North America and (2) Europe. Given that the two VIEs, Xiaoyun and Yishijue, are headquartered and operated in China, the consolidated financial statements are bifurcated into three segments: (1) North America, (2) Europe, and (3) China.

Recently issued accounting pronouncements

In October 2023, the FASB issued ASU 2023-06, Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative. ASU 2023-06 modifies the disclosure or presentation requirements of a variety of Topics in the Codification. Certain of the amendments represent clarifications to or technical corrections of the current requirements. Because of the variety of Topics amended, a broad range of entities may be affected by one or more of those amendments. Many of the amendments allow users to more easily compare entities subject to the SEC’s existing disclosures with those entities that were not previously subject to the SEC’s requirements. Also, the amendments align the requirements in the Codification with the SEC’s regulations. For entities subject to the SEC’s existing disclosure requirements and for entities required to file or furnish financial statements with or to the SEC in preparation for the sale of or for purposes of issuing securities that are not subject to contractual restrictions on transfer, the effective date for each amendment will be the date on which the SEC’s removal of that related disclosure from Regulation S-X or Regulation S-K becomes effective, with early adoption prohibited. For all other entities, the amendments will be effective two years later. The amendments in this update should be applied prospectively. For all entities, if by June 30, 2027, the SEC has not removed the applicable requirement from Regulation S-X or Regulation S-K, the pending content of the related amendment will be removed from the Codification and will not become effective for any entity. The Company is currently evaluating the potential impact this standard will have on its consolidated financial statements and related disclosures.

In December 2023, the Financial Accounting Standards Board issued ASU 2023-09, Improvements to Income Tax Disclosures, which enhances the transparency of income tax disclosures. The standard is effective for the Company for annual periods beginning after December 15, 2024. The Company elected to prospectively adopt the guidance in ASU 2023-09 for the year ended December 31, 2024.

On November 4, 2024, the FASB issued ASU 2024-03, which requires disaggregated disclosure of income statement expenses for public business entities (PBEs). ASU 2024-03 adds ASC 220-40 to require a footnote disclosure about specific expenses by requiring PBEs to disaggregate, in a tabular presentation, each relevant expense caption on the face of the income statement that includes any of the following natural expenses: (1) purchases of inventory, (2) employee compensation, (3) depreciation, (4) intangible asset amortization, and (5) depreciation, depletion, and amortization (DD&A) recognized as part of oil- and gas-producing activities or other types of depletion expenses. The tabular disclosure would also include certain other expenses, when applicable. The ASU does not change or remove existing expense disclosure requirements; however, it may affect where that information appears in the footnotes to the financial statements. ASU 2024-03 shall be effective for public business entities for annual reporting periods beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the potential impact this standard will have on its consolidated financial statements and related disclosures.

In July 2025, the Financial Accounting Standards Board issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which amends the guidance in ASC 326. The amendments simplify the measurement of expected credit losses for accounts receivable and contract assets by permitting entities to use a practical expedient based on historical loss rates, adjusted for current conditions and reasonable and supportable forecasts.

The amendments in this update are effective for fiscal years beginning after December 15, 2025, including interim periods within those fiscal years. Early adoption is permitted.

The Company is currently evaluating the impact of ASU 2025-05 on its consolidated financial statements and does not expect the adoption of this guidance to have a material impact.

Other accounting standards that have been issued by FASB that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption. We do not discuss recent standards that are not anticipated to have an impact on or are unrelated to our consolidated financial condition, results of operations, cash flows or disclosures.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012, as amended (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. As a result, the Company’s financial statements may not be comparable to those of public companies that are not emerging growth companies and that are required to comply with new or revised accounting standards on earlier effective dates.

3.	ACCOUNTS RECEIVABLE

Accounts receivable represent amounts due from customers arising in the ordinary course of business, primarily related to revenues generated from e-commerce platform sales and service arrangements.

As of December 31, 2025 and 2024, accounts receivable were $427 and $54,302, respectively. The outstanding balances primarily relate to receivables from third-party e-commerce platforms and customers for completed transactions.

The Company evaluates accounts receivable for expected credit losses in accordance with ASC 326 using a loss-rate method based on historical collection experience, current conditions, and reasonable and supportable forecasts. As of December 31, 2025 and 2024, all accounts receivable were aged less than 180 days.

Based on this assessment, the Company determined that an allowance for credit losses was not material as of December 31, 2025 and 2024.

4.	INVENTORIES - NET

As of December 31, 2025 and 2024, the Company had inventory balances of $1,069,465 and $3,555,876, consisting of the following:

	December 31,	December 31,
	2025	2024

Purchased goods	$1,274,700	$4,238,942
Freight-in costs	63,025	114,980
Inventory	1,337,725	4,353,922
Less: inventory impairment	(268,260)	(798,046)
Inventory, net	$1,069,465	$3,555,876

For the year ended December 31, 2025, the Company recognized an inventory impairment provision of $163,037, as the inventory cost exceeded its net realizable value, and recorded a reduction of $692,823 for inventories that were removed, sold, or replaced under warranty. For the year ended December 31, 2024, the Company recognized an inventory impairment provision of $1,326,355. The movement of inventory impairment provisions for the years ended December 31, 2025 and 2024 is summarized as follows:

	Years ended
	December 31,
	2025	2024
Balance at the beginning of the year	$798,046	$-
Addition	163,037	1,326,355
Deletion	(692,823)	(528,309)
Balance at the end of the year	$268,260	$798,046

5.	PREPAID EXPENSES

As of December 31, 2025 and 2024, the Company had prepaid expenses of $354,878 and $100,912, respectively. These balances primarily consisted of prepaid federal and state income taxes and other routine prepaid operating expenses. The increase in prepaid expenses as of December 31, 2025 compared to the prior year was primarily attributable to higher prepaid tax balances and timing of payments for operating expenses.

6.	OTHER RECEIVABLE

As of December 31, 2025 and 2024, the Company had other receivable balances of $0 and $125,000, respectively.

As of December 31, 2024, the balance consisted of a $70,000 fairness opinion valuation fee and a $55,000 extension fee paid by the Company on behalf of the special purpose acquisition company (“SPAC”) in connection with the proposed Business Combination.

On December 9, 2025, upon the completion of the reverse merger and Business Combination, all receivable balances related to amounts paid by the Company on behalf of the SPAC were eliminated against the SPAC’s corresponding payable balances as part of the transaction. Accordingly, no other receivable balance remained outstanding as of December 31, 2025.

The Company does not expect to incur credit losses related to other receivables.

7.	PROMISSORY NOTE RECEIVABLE

The Company entered into multiple non-interest-bearing promissory note arrangements with AlphaVest Acquisition Corp. (the “SPAC”) to fund costs associated with extending the SPAC’s business combination period and to support its working capital requirements.

Promissory Note 1

On May 2, 2024, the Company issued a promissory note to the SPAC (“Promissory Note 1”), allowing the SPAC to borrow up to an aggregate of $440,000. The note bears no interest and was originally payable on the earlier of (i) December 12, 2024 or (ii) promptly after the date on which the SPAC consummates an initial business combination.

On January 6, 2025, the note was amended and restated to extend the maturity date to promptly after the date the business combination is consummated. On March 25, 2025, the note was further amended to increase the principal amount to $935,000.

●	Outstanding balance as of December 31, 2024: $440,000
●	Outstanding balance as of December 31, 2025: $0

Promissory Note 2

On May 2, 2024, the Company issued a second promissory note to the SPAC (“Promissory Note 2”), allowing the SPAC to borrow up to an aggregate of $126,000. The note bears no interest and was originally payable on the earlier of (i) December 12, 2024 or (ii) promptly after the date on which the SPAC consummates an initial business combination.

On January 6, 2025, the note was amended and restated to extend the maturity date to promptly after the date the business combination is consummated.

●	Outstanding balance as of December 31, 2024: $126,000
●	Outstanding balance as of December 31, 2025: $0

Promissory Note 3

On October 11, 2024, the Company issued a third non-interest-bearing promissory note to the SPAC (“Promissory Note 3”), allowing the SPAC to borrow up to $100,000 to support working capital requirements. The note was originally due on the earlier of (i) December 31, 2024 or (ii) promptly after the date the business combination is consummated.

On January 6, 2025, the note was amended and restated to:

●	(i) extend the maturity date to promptly after the date the business combination is consummated, and
●	(ii) increase the principal amount to $200,000.

On April 13, 2025, the Company further amended the note to increase the principal amount to $350,000.

●	Outstanding balance as of December 31, 2024: $57,449
●	Outstanding balance as of December 31, 2025: $0

Aggregate Activity and Settlement

During the year ended December 31, 2025, the SPAC drew additional amounts under promissory notes. The total outstanding balance under all promissory notes immediately prior to the closing of the Business Combination was $2,117,929.

In connection with the closing of the Business Combination on December 9, 2025, $678,449 of the outstanding balance was repaid in cash. The remaining balance was settled through a combination of (i) an offset against amounts payable to AlphaVest of $1,272,419 and (ii) payments of transaction-related expenses, which were recorded as a reduction to additional paid-in capital.

Upon completion of the reverse recapitalization, all intercompany promissory note balances between the Company and the SPAC, including promissory note receivable and payable balances, were eliminated in consolidation.

As of December 31, 2025 and 2024, the Company’s promissory note receivable balances were $0 and $623,449, respectively.

Credit Risk

The promissory notes were issued to the SPAC in connection with the business combination transaction. Upon completion of the Business Combination, the receivable balances were eliminated through the reverse recapitalization accounting.

Accordingly, the Company does not expect to incur credit losses related to these promissory notes.

8.	RELATED PARTY BALANCES AND TRANSACTIONS

The Company engages in transactions with related parties in the normal course of business. The principal related parties with which the Company had transactions during the years ended December 31, 2025 and 2024 are as follows:

Name	Relationship with the Company
Sean Da	CEO and Board Chair, and majority stockholder
Senslab HK Limited (hereinafter referred to as “Senslab HK”)	Affiliate of Sean Da
Senslab Technology Co., Ltd (hereinafter referred to as “Senslab SH”)	Affiliate of Sean Da
Ants Technology (HK) Limited (hereinafter referred to as “Ants”)	Affiliate of Sean Da
Kami Vision Incorporated (hereinafter referred to as “Kami”)	Affiliate of Sean Da
Yunyizhilian Information Technology Co., Ltd (hereinafter referred to as “Yunyizhilian”)	Entity under common control with Mr. Sean Da.
Shanghai Xiaoyun Technology Co., Ltd. (hereinafter referred to as “Xiaoyun”)	Formerly VIE
ZKCam Co., Ltd. (“ZKCam”)	Minority Stockholder of the Company

Impact of Related Party Transactions on Operations

During the years ended December 31, 2025 and 2024, related party transactions had the following impact on income (loss) before income tax:

Related Party Transactions	Impact on pre-tax income (loss)
Income Statement	Years ended
	December 31,
	2025	2024
Revenue share – related party (Kami)	$3,118,617	$2,754,788
Product revenue - related party (Kami)	3,833	6,270
Product revenue - related party (ZKCam)	511,922	-
Product cost - related party (Senslab)	(2,223,113)	(6,002,463)
(Provision)/reversal for credit losses (Ants)	-	1,262,146
General and administrative expenses - Consulting fee-related party (Kami)	(234,912)	(334,317)
General and administrative expenses - Stockholder’s business travel expense (Sean)	(91,655)	-
General and administrative expenses - Financial consulting fee (Ants)	(60,000)	(60,000)
Other income - Marketing incentive subsidy income (Kami)	1,217,586	1,779,528
Interest expense (Ants)	-	(18,999)
Total impact on pre-tax loss	$2,242,278	$(613,047)
% of pre-tax income (loss)	306%	80%

Related Party Balances

As of December 31, 2025 and 2024, balances with related parties were as follows.

Related Party Transactions				As of December 31, 2025
Balance Sheet	Ants		Senslab SH	Senslab HK	Xiaoyun	ZKCam	Kami	Sean Da	Total
Accounts receivable - related party	$		$-	$-		$433,888	$1,632,002	$-	$2,065,890
Other receivable - related party, net		4,872	26,406		4,035	-	-	440,596	475,909
Including:			-	-				-	-
Other receivable - related party		4,872	26,406		4,035	-	-	440,596	475,909
Advance to suppliers – related party				21,387	-	-			21,387
Prepayment - related party		66,844	-	-		-	-	-	66,844

Related Party Transactions	As of December 31, 2024
Balance Sheet	Ants	Senslab SH	Senslab HK	Kami	Sean Da	Yunyizhilian	Total
Accounts receivable - related party	$-	$-	$-	$190,168	$-	$-	$190,168
Other receivable - related party, net	1,790,009	-	-	169,833	-	-	1,959,842
Including:			-				-
Other receivable - related party	1,790,009	-	-	169,833	-	-	1,959,842
Note receivable - stockholder	-	-	-	-	15,862	-	15,862
Prepayment - related party	126,965	-	-	-	-	-	126,965
Accounts payable - related party	-	6,258,235	2,285,008	-	-	-	8,543,243
Other payable - related party	-	-	-	-	-	6,269	6,269

Specifically, transactions with each related party presented in the above tables are as follows:

Senslab HK Limited and Senslab Technology Co., Ltd

	December 31,		December 31,
	2025		2024
	Balance	% of Total Assets	Balance	% of Total Assets
Advance to suppliers - related party (Senslab HK)	$21,387	1%	$-	-%
Other receivable - related party (Senslab SH)	26,406	1%	-	-%
Total	$47,793	1%	$-	-%

	December 31,		December 31,
	2025		2024
	Balance	% of Total Liability	Balance	% of Total Liability
Accounts payable - related party (Senslab HK)	$-	-%	$2,285,008	24%
Accounts payable - related party (Senslab SH)	-	-%	6,258,235	65%
Total	$-	-%	$8,543,243	89%

Sean Da, the Company’s majority stockholder, owns approximately 38% of Senslab Technology Co., Ltd. (“Senslab SH”), which owns 100% of Senslab HK Limited (“Senslab HK”). Both entities are therefore considered related parties of the Company.

Historically, the Company procured security cameras from Senslab HK. Senslab HK purchased the products from Senslab SH and exported them to the Company. Beginning in the fourth quarter of 2023, after Senslab SH obtained import and export trade approval, the Company also began purchasing security cameras directly from Senslab SH.

During the years ended December 31, 2025 and 2024, the Company purchased security cameras from Senslab HK in the amounts of $0 and $539,068, respectively. During the same periods, purchases from Senslab SH totaled $186,005 and $6,347,602, respectively. The significant decrease in purchases from related party suppliers in 2025 was primarily due to a shift in the Company’s business model toward higher-margin revenue streams, including revenue sharing and intelligent information services, which reduced the Company’s reliance on product sales and corresponding inventory purchases.

As of December 31, 2025 and 2024, accounts payable due to Senslab HK were $0 and $2,285,008, respectively. Accounts payable due to Senslab SH were $0 and $6,258,235, respectively.

As of December 31, 2024, total accounts payable to Senslab HK and Senslab SH aggregated $8,543,243, representing approximately 89% of the Company’s total liabilities. During 2025, the Company settled all outstanding balances payable to Senslab HK and Senslab SH. Accordingly, as of December 31, 2025, there were no outstanding accounts payable balances due to either entity.

The settlement of these balances during 2025 significantly reduced the Company’s concentration of liabilities with related-party suppliers compared to the prior year.

Ants Technology (HK) Limited

	December 31,		December 31,
	2025		2024
	Balance	% of Total Asset	Balance	% of Total Asset
Prepayment - related party	$66,844	1%	$126,965	2%
Other receivable - related party, net	4,872	0%	1,790,009	24%
Allowance for credit losses	-	-%	-	-%
Total	$71,716	1%	$1,916,974	26%

The Amazon online store for the North America region historically operated under Ants Technology (HK) Limited (hereinafter referred to as “Ants”). Ants authorized the Company to utilize its Amazon account free of charge for a period of five years, commencing on October 21, 2021 (hereinafter referred to as the “Authorization Agreement”).

In January 2025, the Company terminated the Authorization Agreement early and assumed ownership and control of the Amazon online store from Ants. Ants transferred to the Company all of its ownership interests in the Amazon online store, including, but not limited to, ownership of the shop, business operation rights, customer resources, operational and technical data, brand usage rights, intellectual property rights (such as trademarks, patents, and copyrights, if applicable), and other assets and rights related to the operation of the Amazon online store.

Sean Da, the Company’s majority stockholder, owns 95% of Ants.

Prepayment – Related Party

Upon signing the Authorization Agreement, the Company agreed to sell Ants’ remaining camera inventories and reimburse certain costs incurred by Ants on its behalf. To facilitate these payments, the Company prepaid Ants $359,192 in 2022.

The prepayment is amortized based on (i) revenue collected from the sale of Ants’ inventories, (ii) reimbursements of costs incurred by Ants, and (iii) financial consulting fees payable to Ants beginning January 1, 2025 for bookkeeping support services at a monthly rate of $5,000.

For the year ended December 31, 2025, the Company recognized $60,000 of financial consulting fees. Revenue collected from the sale of Ants’ inventories was not material for the years presented.

As of December 31, 2025 and 2024, the remaining prepayment balance was $66,844 and $126,965, respectively.

Other receivable – related party (Ants)

As of December 31, 2025 and 2024, the Company had gross “other receivable – related party” balances due from Ants of $4,872 and $1,790,009, respectively. The substantial decrease in 2025 primarily reflects settlement and collection of outstanding balances from prior periods.

The following table presents the movement of “other receivable – related party” balances due from Ants:

	Years ended
	December 31,
	2025		2024

Balance at the beginning of the period	$1,790,009		$1,768,473
Amazon Payments Ants Received (1)	-		(346,458)
Repayment from Ants (1)	(1,790,009)		-
Inventory Transfer /(Procurement) (2)	4,872		427,994
Financial Consulting (3)		-	(60,000)
Balance at the end of the period	$4,872		$1,790,009

(1)	Prior to April 2022, Ants collected payments from Amazon customers on behalf of the Company. Beginning in April 2022, the Company obtained direct access to the third-party cross-border payment platform and began receiving customer payments directly. Accordingly, amounts previously held by Ants were repaid to the Company. During the years ended December 31, 2025 and 2024, Ants repaid $1,790,009 and $346,458, respectively.

(2)

Inventory-related movements reflect transfers and procurement arrangements between the Company and Ants. During the years ended December 31, 2025 and 2024, such activities resulted in net increases of $4,872 and $427,994, respectively, to the related-party receivable balance.

(3)	The Company engaged employees of Ants to provide bookkeeping and financial consulting services. Financial consulting fees totaled $60,000 for the year ended December 31, 2024 and were recorded as reductions of the related-party receivable balance.

Provision for credit losses – related party

The Company recorded a provision for credit losses of $1,262,146 during the year ended December 31, 2023 related to amounts due from Ants. During the fourth quarter of 2024, the Company reversed the full $1,262,146 allowance previously recorded, as collectability improved and subsequent settlement activity supported recovery of the outstanding balance.

During the year ended December 31, 2025, Ants remitted substantial payments and other settlements were completed, significantly reducing the outstanding related-party receivable balance. As a result of these collections and settlements, management concluded that no allowance for credit losses was required as of December 31, 2025.

Accordingly, the allowance for credit losses was $nil as of both December 31, 2025 and 2024. The carrying value of “other receivable – related party” due from Ants was $4,872 and $1,790,009 as of December 31, 2025 and 2024, respectively.

The following table presents the movement of the allowance for credit losses:

	Years ended
	December 31,
	2025	2024

Balance at beginning of the period	$-	$1,262,146
Provision for credit loss	-	-
Reversal of credit loss previously recorded	-	(1,262,146)
Balance at the end of the period	$-	$-

Note payable – related party

On January 1, 2023, the Company entered into a revolving loan agreement with Ants to borrow up to $1,200,000 during the period from January 1, 2023 through December 31, 2024. The loan was unsecured and bore interest at a daily rate not exceeding 0.041%. The outstanding balance and any accrued interest were payable on demand.

As of December 31, 2025 and December 31, 2024, the Company had no outstanding principal balance or accrued interest under this loan agreement. For the years ended December 31, 2025 and 2024, the Company incurred $nil and $18,999 of interest expense, respectively, related to this loan agreement.

Kami Vision Incorporated

Sean Da, the Company’s majority stockholder, also serves as Chief Executive Officer of Kami Vision Incorporated (“Kami”) and holds approximately 80% ownership of Kami  . Accordingly, transactions between the Company and Kami are considered related-party transactions.

Revenue-Sharing Arrangement – Cloud Services

In October 2021, the Company entered into a revenue-sharing agreement with Kami related to cloud-based services associated with the Company’s products. These services include storage of recorded video data, image analysis, and alert and intelligent detection services provided to end users.

Under the arrangement, the Company refers customers to Kami and is entitled to a portion of the subscription revenues generated from those customers.

On July 1, 2025, the Company entered into an amended agreement with Kami to revise the revenue-sharing percentages applicable to subscription revenues from referred customers. The amended terms apply prospectively and do not affect revenue recognized prior to the modification date.

Annual subscription periods	Percentage basis
	Inception through June 30, 2025	From July 1, 2025 Onwards
First year during which an end user starts the cloud service subscription from Kami	30%	30%
Second year during which an end user continues the cloud service	15%	30%
Third year and thereafter during which an end user continues the service subscription from Kami	0%	30%

For the year ended December 31, 2025 and 2024, the Company recognized revenue of $2,895,956 and $2,754,788, respectively, from this revenue-sharing arrangement.

Revenue-sharing arrangement - Intelligent Information Service Agreement

On October 1, 2025, the Company entered into a revenue-sharing arrangement related with Kami.

Under the arrangement, Kami operates an artificial intelligence-driven information distribution platform and related application, which utilizes hardware products sold by the Company to generate monetization opportunities. Kami manages all aspects of the platform operations, including content distribution, pricing, bidding processes, and relationships with third-party traffic or content providers.

The Company does not operate the platform or application, does not control the underlying services provided to end users, and does not have any ongoing performance obligations after the sale of its hardware products. Instead, the Company is contractually entitled to receive 30% of net monetization revenue generated by Kami from users associated with the Company’s products. Net monetization revenue represents gross receipts collected by Kami from third-party platforms, less applicable platform fees and related charges.

The Company concluded that it acts as an agent in this arrangement, as it does not control the services provided to end users, does not determine pricing, and does not receive gross consideration from third-party platforms. Accordingly, revenue is recognized on a net basis equal to the Company’s contractual share of monetization revenue in accordance with ASC 606.

For the year ended December 31, 2025, the Company recognized $222,661 of revenue under this agreement.

Accounts receivable – related party

	December 31,		December 31,
	2025		2024
	Balance	% of Total Asset	Balance	% of Total Asset
Accounts receivable - related party	$1,632,002	13%	$190,168	3%
Other receivable - related party, net	-	-%	169,833	2%
Total	$1,632,002	13%	$360,001	5%

Accounts receivable – related party primarily represent amounts due from Kami under the Company’s revenue-sharing arrangements, including the Intelligent Information Service Agreement described above. These balances represent the Company’s contractual share of monetization revenues earned but not yet remitted by Kami as of the respective reporting dates.

Other receivable – related party as of December 31, 2024 primarily related to amounts due from Ants under prior operating arrangements. These balances were substantially settled during the year ended December 31, 2025, resulting in no outstanding balance as of December 31, 2025.

The increase in accounts receivable – related party as of December 31, 2025 compared to December 31, 2024 primarily reflects increased monetization activities under arrangements with Kami and the timing of settlements.

Subscription Receivable – Related Party

In June 2025, the Company entered into a subscription agreement with Kami Vision Incorporated (“Kami”), pursuant to which Kami subscribed for 228,571 shares of the Company’s common stock for a total purchase price of $5,000,000.

The Company received the full subscription proceeds during 2025, and the transaction was recorded within stockholders’ equity. Accordingly, no subscription receivable was outstanding as of December 31, 2025.

Other Receivable – Related Party and Marketing Incentive Subsidy Income

The Company entered into market promotion subsidy agreements with Kami effective January 1, 2024 and January 1, 2025, respectively. Under these agreements, Kami agreed to provide an annual subsidy of up to $2 million for each of the years 2024 and 2025 to support the Company’s marketing activities related to Kami’s cloud services.

The subsidy amounts are determined based on agreed marketing activities performed and are invoiced periodically by the Company to Kami. As these amounts are not generated from the Company’s primary revenue-producing activities, they are recognized as other income, with the related receivable recorded as “other receivable – related party.”

For the years ended December 31, 2025 and 2024, the Company recognized marketing incentive subsidy income of $1,217,586 and $1,779,528, respectively.

As of December 31, 2025 and 2024, the Company had other receivable – related party balances of $nil and $169,833, respectively. The decrease in 2025 primarily reflects the collection of outstanding balances from Kami.

PIPE Financing Funds

In September 2025, the Company received $4,000,000 from Kami Vision Incorporated (“Kami”) in connection with the PIPE financing. The funds were received prior to the closing of the Business Combination and were subject to completion of the transaction. Accordingly, the Company recorded the amount as a liability within “PIPE financing proceeds received in advance.”

Upon the closing of the Business Combination in December 2025, the PIPE financing was completed and total proceeds of $5,500,000 from Kami were received. The total amount of $5,500,000 includes previously recorded advance, together with additional proceeds received at closing, was reclassified to stockholders’ equity (common stock and additional paid-in capital).

In connection with the PIPE financing, the Company also issued warrants to purchase shares of its common stock (the “PIPE Warrants”) to Kami. The PIPE Warrants issued to Kami represent the right to acquire 1,540,000 shares of common stock, based on the terms of the PIPE financing.

Product revenue – related party

To promote adoption of Kami’s cloud subscription services, Kami launched a promotional campaign beginning in the third quarter of 2024 under which customers received a complimentary security camera upon subscribing to Kami’s cloud services. As part of this promotion, Kami purchased security cameras from the Company.

For the years ended December 31, 2025 and 2024, product revenue – related party from Kami totaled $3,833 and $6,270, respectively. The decline in 2025 reflects reduced promotional procurement activity following the initial launch of the promotional campaign in 2024.

Consulting fee

The Company engaged certain employees of Kami Vision Incorporated (“Kami”) to provide services as contractors. For the years ended December 31, 2025 and 2024, the Company paid Kami consulting service fees of $234,911 and $334,317, respectively. These amounts were recorded within general and administrative expenses in the consolidated statements of operations.

There were no outstanding balances payable to Kami related to consulting services as of December 31, 2025 or 2024.

Sean Da

As of December 31, 2025 and 2024, amounts due from the Company’s majority stockholder were $440,596 and $15,862, respectively, and are included within “other receivable – related party” in the consolidated balance sheets. These balances primarily represent advances made for business travel and related expenditures incurred on behalf of the Company.

As of December 31, 2024, the balance of $15,862 represented a note receivable from the stockholder, which was fully repaid during the year ended December 31, 2025.

Beginning in January 2025, the Company made advance payments to the Company’s majority stockholder, Sean Da, to cover business travel and other operating expenditures incurred on behalf of the Company. These advances are recorded within “other receivable – related party” until the related expenses are substantiated and recognized in the Company’s financial statements.

For the year ended December 31, 2025, business travel expenses of $91,665 were incurred on behalf of the Company and recognized as operating expenses. As of December 31, 2025, the remaining balance of $440,596 represents unsubstantiated or unused advances and is included in “other receivable – related party.” The total balance of $440,596 was fully collected in April 2026.

	December 31,		December 31,
	2025		2024
	Balance	% of Total Asset	Balance	% of Total Asset
Subscription receivable - stockholder	$-	0%	$-	0%
Note receivable – stockholder	-	0%	15,862	0%
Other receivable – related party	440,596	0%	-	0%
Total	$440,596	0%	$15,862	0%

Yunyizhilian Information Technology Co., Ltd

	December 31,		December 31,
	2025		2024
	Balance	% of Total Liability	Balance	% of Total Liability
Other payable - related party	$-	0%	$6,269	0%

Yunyizhilian Information Technology Co., Ltd. (“Yunyizhilian”) is affiliated with Ants Technology (HK) Limited (“Ants”), which is a related party of the Company.

Amounts due to Yunyizhilian arose from related-party operating and working capital arrangements. The balance outstanding as of December 31, 2024 primarily represented a short-term, non-interest-bearing working capital advance.

The Company evaluated and recorded the related-party payable balance as of December 31, 2025 based on the underlying books and records.

ZKCam Technology Limited

	December 31,		December 31,
	2025		2024
	Balance	% of Total Assets	Balance	% of Total Assets
Accounts receivable - related party	$433,888	3%	$	0%

ZKCam Technology Limited (“ZKCam”) is an affiliate of the Company. During the year ended December 31, 2025, the Company entered into transactions with ZKCam in the ordinary course of business, primarily consisting of the sale of products. For the year ended December 31, 2025, product revenue recognized from ZKCam totaled $511,922, compared to $0 for the year ended December 31, 2024.

Amounts due from ZKCam primarily arose from these product sales and represent trade receivables generated in the normal course of business. As of December 31, 2025, the outstanding balance due from ZKCam was $433,888, which is included in accounts receivable – related party in the consolidated balance sheets. These receivables are unsecured, non-interest-bearing, and due on demand. The Company evaluates the collectability of related party receivables on an ongoing basis and believes the outstanding balance as of December 31, 2025 is fully collectible.

There was no balance outstanding as of December 31, 2024. The Company evaluated and recorded the related-party receivable balance as of December 31, 2025 based on the underlying books and records. Management assesses the collectability of related-party receivables on an ongoing basis and believes the outstanding balance as of December 31, 2025 is fully recoverable.

Shanghai Xiaoyun Technology Co., Ltd.

	December 31,		December 31,
	2025		2024
	Balance	% of Total Assets	Balance	% of Total Assets
Other receivable - related party	$4,035	3%	$	0%

Shanghai Xiaoyun Technology Co., Ltd. (“Xiaoyun”) was previously a variable interest entity (“VIE”) of the Company and was deconsolidated in December 2025 when the Company ceased to meet the criteria for consolidation.

Following the deconsolidation, Xiaoyun is considered a related party of the Company.

Amounts due from Xiaoyun primarily arose from transactions in the ordinary course of business subsequent to deconsolidation. The balance outstanding as of December 31, 2025 represents trade receivables, is non-interest-bearing, and is due on demand.

There was no balance outstanding as of December 31, 2024.

The Company evaluated and recorded the related-party receivable balance as of December 31, 2025 based on the underlying books and records. Management assesses collectability on an ongoing basis and believes the amount is recoverable as of December 31, 2025.

9.	ACCRUED AND OTHER LIABILITIES

As of December 31, 2025 and 2024, total accrued expenses and other liabilities were $592,822 and $219,815, respectively.

Accrued expenses and other liabilities primarily consist of short-term operational obligations, including credit card payables, attorney fees payable, audit fees payable, other professional fees payable, and other miscellaneous accrued expenses.

The increase in accrued expenses and other liabilities from $219,815 as of December 31, 2024 to $592,822 as of December 31, 2025 primarily reflects the professional service accruals and insurance premiums during 2025.

	December 31,	December 31,
	2025	2024
Credit card payable	$-	$53,240
Insurance premium	187,198	-
Attorney fees payable	-	56,957
Audit fees payable	33,033	71,532
Other professional fees payable		24,682
Other payable	372,591	13,404
Total accrued expenses and other liabilities	$592,822	$219,815

10.	SHORT TERM BANK LOAN

On November 4, 2024, Xiaoyun (a variable interest entity previously consolidated by the Company) obtained a short-term bank loan from Hongkong and Shanghai Banking Corporation Limited (“HSBC”) in the amount of RMB 6 million (approximately $821,982). The loan was collateralized by revenues generated from the UK Amazon store, had a six-month term, and bore interest at an annual rate of 8%.

The loan proceeds were used by Shanghai Xiaoyun Technology Limited (“Xiaoyun”), a formerly consolidated variable interest entity, to fund payments to Senslab, a related-party supplier, for inventory procurement associated with the Company’s operations prior to the Business Combination.

As a result, balances arose between Xiaoyun and the Company reflecting the funding and settlement of operating activities. These balances were eliminated upon consolidation in the Company’s consolidated financial statements.

In April 2025, Xiaoyun repaid the RMB 6 million loan in full, including accrued interest, to HSBC. The repayment was funded through operating cash flows and settlements with the Company.

Accordingly:

●	As of December 31, 2025, the Company had no outstanding short-term bank loan balance.
●	As of December 31, 2024, the Company reported a short-term bank loan balance of $821,982.

11.	WARRANTY LIABILITIES

The Company estimates warranty liabilities based on historical product replacement rates, expected future claims, and estimated shipping and handling costs per unit. Management periodically reassesses the adequacy of the warranty reserve and adjusts the provision as necessary based on actual claims experience and updated assumptions.

During the year ended December 31, 2025, the Company recorded a net reversal of warranty expense of $45,993, reflecting updated estimates of expected warranty claims based on historical experience, recent claim trends, and a reassessment of expected future obligations.

In estimating warranty liabilities, the Company considers historical claim rates, product-specific performance, and applicable warranty terms, including extended warranty periods for certain markets. For products sold in Europe, which are subject to a two-year warranty period, the Company’s estimate incorporates expected claims over the remaining coverage period through 2027.

Warranty claim costs incurred during the year were $458.

As of December 31, 2025, the total warranty liability was $36,833, of which $30,023 was classified as current and $6,810 as non-current.

During the year ended December 31, 2024, the Company recorded warranty expense of $40,724 and incurred warranty claim costs of $39,793. As of December 31, 2024, the total warranty liability was $83,284, of which $69,010 was classified as current and $14,274 as non-current.

	December 31,
	2025	2024

Balance at the beginning of the year	$83,284	$82,353
Provision (reversal) for warranties, net	(45,993)	40,724
Warrant costs incurred	(458)	(39,793)
Balance at the end of the year	$36,833	$83,284
Including:
Current portion	$30,023	$69,010
Non-current portion	$6,810	$14,274

12.	LEASE

The Company determines if an arrangement is a lease at inception. Lease agreements under which the Company is a lessee are evaluated to classify the lease as a finance or operating lease. Operating lease assets and liabilities are recognized at the commencement date of the lease based on the present value of lease payments over the lease term. Lease assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. As most leases do not provide an implicit interest rate, the Company uses its incremental borrowing rate based on the information available at the lease commencement date in determining the present value of lease payments.

Leases with an initial term of 12 months or less are not recorded on the Company’s consolidated balance sheets. The Company recognizes lease expense for these leases on a straight-line basis over the lease term. The Company accounts for lease components and non-lease components as a single lease component.

The Company leased an office in New York City with a 39-month term and an option to renew. Payments for this office space include fixed rental payments and do not consist of any variable lease payments that depend on an index or a rate.

In accordance with ASC 842, lease expense for the year ended December 31, 2025 was $67,198. Lease expense for the year ended December 31, 2024 was $nil, as the lease commenced in August 2024 and lease expense for 2024 was not material.

The components of operating lease expense for the years ended December 31, 2025 and 2024 were as follows:

Operating Lease Expense

	Years Ended
	December 31,
	2025	2024

Operating lease expense	$78,154	$-

Right-of-Use Assets and Lease Liabilities

	December 31,	December 31,
	2025	2024

Operating lease right-of-use assets	$101,221	$-
Short-term operating lease liabilities	(57,349)	-
Long-term operating lease liabilities	(52,753)	-
Total operating leased liabilities	$(110,102)	$-

Weighted-Average Lease Term and Discount Rate

	December 31,	December 31,
	2025	2024

Weighted average lease term	1.9	-
Weighted average discount rate	5.49%	-

Supplemental Cash Flow Information

	December 31,	December 31,
	2025	2024

Amounts included in the measurement of lease liabilities:
Non-cash lease expense	$78,154	$-
Supplemental noncash information:
Right-of-use asset obtained in exchange for lease obligations	$168,418	$-

Future Minimum Lease Payments

The following table summarizes the Company’s future lease payments under the operating lease as of December 31, 2025:

Future lease commitments	Commitments

2026	$61,575
2027	53,879
Total Lease Payments	$115,454
Less: imputed interest	(5,352)
Less: prepayments	-
Present value of lease liabilities	$110,102
Current portion of obligations under operating leases	57,349
Obligations under operating leases, non-current	52,753

13.	CONCENTRATION RISK

Customer Concentration

The Company’s revenues are concentrated among a limited number of customers. The following customer accounted for 10% or more of total revenues for the years ended December 31, 2025 and 2024:

	Years ended
	December 31,
	2025	2024

Kami Vision Incorporated	52%	27%

As of December 31, 2025 and 2024, the following customer accounted for 10% or more of total accounts receivable:

	December 31,	December 31,
	2025	2024

Kami Vision Incorporated	79%	82%
ZKCam Technology Limited	21%	-%

The loss of this customer or a significant reduction in purchases by this customer could have a material adverse effect on the Company’s business, financial condition, and results of operations.

Supplier Concentration

The Company relies on a limited number of suppliers for its inventory purchases. The following suppliers accounted for 10% or more of total purchases for the years ended December 31, 2025 and 2024:

	Years ended
	December 31,
	2025	2024

Senslab Technology Co., Ltd (related party)	0%	92%
Senslab HK Limited (related party)	100%	8%
Third-party supplier	0%	0%

As of December 31, 2025 and 2024, the following suppliers accounted for 10% or more of total accounts payable:

	December 31,	December 31,
	2025	2024

Senslab Technology Co., Ltd (related party)	0%	73%
Senslab HK Limited (related party)	0%	27%

The decrease in supplier concentration in accounts payable as of December 31, 2025 reflects the settlement of outstanding balances with related-party suppliers during the year.

Inventory Storage Concentration

As of December 31, 2025 and 2024, substantially all of the Company’s inventory was stored at third-party logistics facilities.

14.	STOCKHOLDERS’ EQUITY

Reverse Recapitalization

During the year ended December 31, 2025, the Company consummated a Business Combination with AlphaVest Acquisition Corp. (“AlphaVest”), which was accounted for as a reverse recapitalization in accordance with U.S. GAAP. Under this method, the Company is deemed the accounting acquirer, and the transaction is treated as a capital reorganization.

Accordingly, the historical financial statements of the Company became those of the combined entity, and the net assets of AlphaVest were recorded at historical cost, with no goodwill or intangible assets recognized. The excess of net assets received was recorded in additional paid-in capital (“APIC”).

Proceeds and Equity Impact from Business Combination

The following table summarizes the net assets contributed by AlphaVest and the related impact on equity:

Description	Amounts($)
Trust assets	11,538,424
Less: Redemptions	(2,631,044)
Net trust cash	8,907,380
Less: SPAC transaction costs	(4,606,996)
Less: FPA impact and related adjustments	(697,268)
Less: FPA settlement reclassification (equity to asset)	(4,305,872)
Less: AMC deferred offering costs	(1,051,479)
Add: SPAC accumulated deficit elimination	6,886,461
Net impact recorded to APIC	5,132,227

PIPE Financing

In connection with the closing of the Business Combination on December 9, 2025, the Company entered into securities purchase agreements with certain investors (the “PIPE Investors”), pursuant to which the Company issued an aggregate of 800,000 shares of common stock at a purchase price of $10.00 per share, for gross proceeds of $8,000,000. The proceeds from the PIPE financing were recorded as an increase to stockholders’ equity.

In connection with the PIPE financing, the Company also issued warrants to purchase shares of its common stock (the “PIPE Warrants”). The PIPE Warrants were initially recognized as a liability and subsequently reclassified to stockholders’ equity during the year ended December 31, 2025 upon the occurrence of certain conditions that resulted in the warrants meeting the criteria for equity classification. As of December 31, 2025, there was no remaining PIPE Warrant liability.

The accounting treatment of the PIPE financing and related PIPE Warrants is further described in Note 2 – Summary of Significant Accounting Policies.

Forward Purchase Agreement (FPA)

Prior to the Business Combination, AlphaVest entered into a Forward Purchase Agreement (“FPA”) with certain investors (the “Purchasers”). The FPA was evaluated under applicable accounting guidance, including ASC 480 and ASC 815.

The details are further described in Note 2 – Summary of Significant Accounting Policies.

Share Issuances

As a result of the Business Combination and related transactions, the Company’s shares of common stock outstanding changed as follows:

Description	Shares
Balance at January 1, 2025	18,000,000
Reverse recapitalization / AlphaVest public stockholders	1,416,002
PIPE shares issued	800,000
AlphaVest initial stockholders	2,323,528
Shares underlying sponsor convertible notes	55,833
Balance at December 31, 2025	22,595,363

Other Equity Adjustments

Additional equity adjustments recorded during the year primarily relate to sponsor-related share issuances, settlement of Forward Purchase Agreement (“FPA”) arrangements, and the deconsolidation of variable interest entities. These transactions did not impact the shares of common stock outstanding but were recorded within additional paid-in capital or accumulated deficit, as applicable.

15.	SEGMENT REPORTING

The Company determines its reportable operating segments using the “management approach” in accordance with ASC 280, Segment Reporting. Under this approach, operating segments are based on the internal reporting structure used by the Company’s chief operating decision maker (“CODM”) to allocate resources and assess operating performance.

The Company’s Chief Executive Officer serves as the CODM and evaluates segment performance primarily based on segment revenue and segment net income (loss).

The Company operates online stores on e-commerce platforms with separate platform accounts serving North America and Europe. Accordingly, the Company has identified two primary operating segments: (1) North America and (2) Europe. Revenue generated through these e-commerce platforms is the primary performance indicator because the Company’s business model is based on selling products through online marketplace stores.

In addition, the Company previously consolidated two variable interest entities (“VIEs”), Xiaoyun and Yishijue, which operated in China. As a result, for purposes of geographic presentation, the Company presents financial information for three geographic areas: North America, Europe, and China. No revenue was generated from China during the year ended December 31, 2025.

Segment revenues are directly attributed to the geographic region in which the sales are generated. Cost of revenues and operating expenses are allocated based on the relative proportion of revenue generated by each segment. Interest income and interest expense are allocated based on the use of underlying assets or liabilities within each segment.

Other segment expenses primarily include Amazon storage fees, employee medical insurance expenses, software subscription fees, and business license and permit expenses. These costs are not material individually and are therefore not presented separately.

	Years ended				Years ended
	December 31,				December 31,
	2025				2024
	North America	Europe	China	Total	North America	Europe	China	Total

REVENUES
Product revenue	$1,558,592	787,882	-	2,346,474	$5,454,400	$1,985,499	$-	$7,439,899
Product revenue - related party	387,136	128,620	-	515,756	6,270	-	-	6,270
Revenue share – related party	1,968,655	927,301	-	2,895,956	2,020,232	734,556	-	2,754,788
Intelligent Information service	151,364	71,297	-	222,661	-	-	-	-
Total Revenues	4,065,747	1,915,100		5,980,847	7,480,902	2,720,055	-	10,200,957
Less:
Cost of Revenue:
E-commerce platform expenses	455,738	214,667	-	670,405	1,495,826	543,882	-	2,039,708
Product cost	1,511,260	711,853	-	2,223,113	4,401,924	1,600,539	-	6,002,463
Delivery and freight cost	48,364	22,781	-	71,145	129,401	47,050	-	176,451
Inventory impairment losses	110,832	52,205	-	163,037	972,686	353,669	-	1,326,355
Total Cost of Revenue	2,126,193	1,001,506	-	3,127,699	6,999,837	2,545,140	-	9,544,977
Gross Profit	1,939,554	913,594	-	2,853,148	481,065	174,915	-	655,980
Less:
Operating Expenses:
Marketing and advertising	416,708	196,284	-	612,992	1,455,946	529,382	-	1,985,328
Consulting fee	159,691	75,220	-	234,911	400,619	145,665	-	546,284
Warranty expense	-	-	-	-	29,865	10,859	-	40,724
Payroll expenses	197,470	93,014	-	290,484	246,716	89,706	-	336,422
Professional fees	1,032,481	486,332	-	1,518,813	674,159	245,124	-	919,283
Travel and entertainment	43,659	20,564	-	64,223	483	176	-	659
(Reversal)/provision for credit losses - related party	-	-	-	-	(925,599)	(336,547)	-	(1,262,146)
Office expenses	14,857	6,998	-	21,855	6,472	2,353	-	8,825
Sales tax	20,029	9,435	-	29,464	47,217	17,168	-	64,385
State B&O tax	21	9	-	30	5,509	-	-	5,509
Other segment expenses	398,048	187,494		585,542	204,954	75,786	217	280,957
Plus:
Other Income/(Expenses):
Marketing campaign	827,708	389,878	-	1,217,586	1,305,022	474,506	-	1,779,528
Interest income	9,798	4,615	-	14,413	674	-	2	676
Loss on deconsolidation	(3,610)	(1,700)	-	(5,310)	-	-	-	-
Interest expense	(16,734)	(7,882)	-	(24,616)	(19,616)	-	(7,326)	(26,942)
Loss from the change of the FV of Warrant Liability	(17,368,256)	(8,181,016)		(25,549,272)	-	-	-	-
Other income	-	-	-	-	40,384	14,684	0	55,068
Other expense	26,971	12,704	-	39,675	(17,227)	(6,264)	-	(23,491)
Less:
Income tax	(4,651)	-		(4,651)	7,824	-	-	7,824
Segment Net Income (Loss)	$(16,872,183)	(7,945,157)	-	(24,817,342)	$(571,434)	$(196,039)	$(9,487)	$(776,960)

The following table presents total assets by segment as of December 31, 2025 and 2024.

	December 31, 2025				December 31, 2024
	North America	Europe	China	Total	North America	Europe	China	Total
TOTAL SEGMENT ASSETS	$7,595,063	$3,577,523	$-	$11,172,586	$5,388,357	$1,959,205	$2,089	$7,349,651

16.	TAXATION

The Company’s income tax expenses for the years ended December 31, 2025 and 2024 are as follows. The two VIEs have no income taxes during the years ended December 31, 2025 and 2024.

	Years ended
	December 31,
	2025	2024

Current tax provision	$4,651	$7,824
Deferred tax provision	-	-
Total provision for income taxes	$4,651	$7,824

Income Tax

AMC Corporation  was incorporated in the State of Washington in the United States and is subject to U.S. federal and state income taxation. For the year ended December 31, 2025, the Company incurred $4,651 in state income tax and $0 in federal income tax. For the year ended December 31, 2024, the Company incurred $nil in federal income tax and $7,824 in state income tax.

The Company’s two variable interest entities (“VIEs”), Xiaoyun and Yishijue, were incorporated in the People’s Republic of China (“PRC”). Under the PRC Enterprise Income Tax Law (“EIT Law”), PRC entities are subject to enterprise income tax at a statutory rate of 25%. Neither VIE incurred income tax expense for the period ended December 1, 2025 (date of termination of VIEs) or for the year ended December 31, 2024 due to operating losses and the existence of full valuation allowances against deferred tax assets.

The tax jurisdictions of AMC Corporation  and its VIEs are located in the United States and the PRC. The Company is not subject to income tax in Europe or Canada, as it does not maintain taxable nexus in those jurisdictions.

The following table reconciles the U.S. federal statutory income tax rate to the Company’s effective tax rate for the years ended December 31, 2025 and 2024:

	Years ended
	December 31,
	2025 ($) (000s)	2025 (%)	2024 (%)
Expected tax at 21%	$(5,211)	21.00%	21.00%
State and Local Taxes, Net of Federal Benefit	$5	(0.02)%	2.62%
Foreign Tax Effects:
China - Foreign rate differential	$0.00	0.00%	(0.26)%
Effect of Changes in Tax Laws or Rates Enacted in the Current Period	$0.00	0.00%	0.00%
Effect of Cross Border Tax Laws
FDII deduction	$0.00	0.00%
Tax Credits
R&D Tax Credits	$(3)	0.01%	3.34%
Changes in Valuation Allowance	$(153)	0.61%	(27.06)%
Change in Warrant Valuation	$5,365	(21.62)%	-
Nontaxable or Non-deductible items:
Penalties	$2	0.00%	(0.46)%
Other non-deductible expenses	$0.00	0.00%	0.00%
Changes in Unrecognized Tax Benefits	$0.00	0.00%	0.00%
Other Adjustments:
Impact of Annual ETR and Q4 loss impact	$0.00	0.00%	0.00%
Effective tax rate	$5	0.02%	(0.71)%

Deferred Tax

As discussed in Note 2, “Summary of Significant Accounting Policies”, the Company has elected to prospectively adopt the guidance in ASU 2023-09 for the year ended December 31, 2024. The following table presents a reconciliation of income taxes computed at the statutory federal income tax rate to the effective tax rate implied by the accompanying Statements of Operations for the years ended December 31, 2025 and 2024, in accordance with ASU 2023-09.

As of December 31, 2025 and 2024, the Company and its two variable interest entities (“VIEs”) had no net deferred tax assets due to a full valuation allowance recorded against deferred tax assets.

In assessing the realizability of deferred tax assets, management evaluates whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The realization of deferred tax assets depends upon the generation of sufficient future taxable income during the periods in which temporary differences become deductible and net operating loss carryforwards may be utilized. Management considers available evidence, including historical operating results, projected future taxable income, the reversal of existing taxable temporary differences, and feasible tax planning strategies.

Based on this evaluation, management determined that it was more likely than not that the deferred tax assets would not be realized as of December 31, 2025 and 2024, and therefore recorded a full valuation allowance against the deferred tax assets in those periods.

The components of deferred tax assets are as follows:

	December 31,	December 31,
	2025	2024

Deferred tax asset attributable to:
Tax effect of net operating losses carried forward	$290,635	$127,579
Section 174 costs, net (1)	66,522	125,323
Warranty liabilities	9,295	19,797
Inventory reserve	67,431	315,285
Tax credits	66,716	61,832
State tax	(18,793)	(18,863)
Lease Liability	27,784	-
Right of Use Asset	(25,543)	-
Deferred tax assets	484,047	630,953
Less: valuation allowance	(484,047)	(630,953)
Deferred tax assets, net	$-	$-

(1)

IRC Section 174 Research and Development (R&D) Expense Capitalization:

The Company is subject to U.S. research and experimental (“R&E”) expense rules under IRC Section 174. Prior to the enactment of the One, Big, Beautiful Bill Act (“OBBBA”) in 2025, R&E expenditures were required to be capitalized and amortized over five years for domestic research activities and fifteen years for foreign research activities, resulting in temporary differences and corresponding deferred tax assets.

The OBBBA, enacted in 2025, restores the immediate deductibility of domestic R&E expenditures for tax purposes beginning in tax years after enactment. As a result, domestic R&E costs incurred in 2025 and thereafter are fully expensed as incurred for tax purposes, eliminating the creation of new deferred tax assets related to domestic R&E capitalization. The requirement to capitalize and amortize foreign R&E expenditures remains unchanged.

Deferred tax assets related to previously capitalized domestic R&E expenditures continue to be amortized over their remaining recovery periods. The Company has evaluated the impact of this legislative change and adjusted its deferred tax balances accordingly. The enactment reduces future temporary differences associated with domestic R&E expenditures and may result in the reversal of existing deferred tax assets over time. The impact of the OBBBA on the Company’s deferred tax assets and income tax provision for the year ended December 31, 2025 was not material.

The enactment of the OBBBA is not expected to have a material impact on the Company’s effective tax rate due to the Company’s valuation allowance position.

Uncertain Tax Positions

The Company may have uncertain tax positions arising from the establishment of state income tax nexus through inventories held in various U.S. states under Fulfillment by Amazon (“FBA”) arrangements. Amazon stores the Company’s inventory in multiple states prior to shipment to end customers. These inventory locations may constitute “stock of goods” and create state income tax nexus, potentially subjecting the Company to state income tax filing obligations.

In addition, the Company engages in significant related-party transactions. Such transactions are subject to transfer pricing rules under U.S. and applicable foreign tax laws, including Section 482 of the Internal Revenue Code, which require that intercompany transactions be conducted at arm’s length. The Company maintains transfer pricing documentation intended to support that such transactions are conducted at arm’s length. Transfer pricing determinations involve judgment and are subject to potential challenge by taxing authorities, which could result in adjustments to income allocation among jurisdictions and the assessment of additional taxes, interest, and penalties. The Company evaluates its transfer pricing positions under the more-likely-than-not recognition threshold described below.

In accordance with ASC 740, the Company recognizes the impact of an uncertain income tax position only if it is more likely than not that the position will be sustained upon examination by the relevant taxing authority. The amount recognized is measured as the largest benefit that has a greater than 50 percent likelihood of being realized upon settlement. Tax positions that do not meet the more-likely-than-not recognition threshold are not recorded.

The Company did not recognize any interest or penalties related to uncertain tax positions for the years ended December 31, 2025 and 2024.

For the years ended December 31, 2025 and 2024, the Company did not record additional liabilities related to uncertain state income tax positions or transfer pricing matters.

Gross Unrecognized Tax Benefits

The following table presents the aggregate changes in the balance of gross unrecognized tax benefits:

	Years ended
	December 31,
	2025	2024

Beginning balances	$6,627	$6,627
Increases related to current year tax positions	-	-
Ending balances	$6,627	$6,627

The Company classifies interest and penalties related to income taxes as a component of income tax expense. As of December 31, 2025 and 2024, there were no accrued interest or penalties associated with unrecognized tax benefits.

There are currently no ongoing examinations by federal, state, or foreign taxing authorities. Management does not expect the balance of unrecognized tax benefits to change materially within the next twelve months. Although the Company believes it has adequately provided for reasonably foreseeable outcomes related to tax matters, actual results may differ from management’s estimates.

Statute of limitation

The statute of limitations for US federal tax return and most states is 3 to 4 years. From this guidance the Company has open tax years subject to examination is 2022 – 2024 for both federal and state purposes. However, for states for which the Company has an uncertain tax position, the statute of limitation will not expire since returns for those states were never filed.

As of December 31, 2025, the income tax returns of the Company’s PRC VIEs for the years 2021 through 2025 remain subject to examination by the PRC tax authorities.

17.	COMMITMENTS AND CONTINGENCIES

In the ordinary course of business, the Company may be subject to various commitments and contingencies, including contractual obligations and potential legal matters.

The Company evaluates such matters in accordance with ASC 450, Contingencies, and records a liability when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. If a loss is reasonably possible but not probable, or if the amount cannot be reasonably estimated, the Company discloses the nature of the contingency.

As of December 31, 2025 and 2024, the Company was not subject to any material pending or threatened litigation, claims, or assessments, and did not have any material commitments or contingencies that required accrual or disclosure in the consolidated financial statements.

18.	SUBSEQUENT EVENTS

In accordance with ASC Topic 855 “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after December 31, 2025   up until the date that the Company issued these financial statements.

Establishment of Subsidiary

On January 5, 2026, the Company established a wholly owned subsidiary in Vietnam, AMCV Company Limited, to support manufacturing and operational activities related to the Company’s robotics products. The subsidiary had not commenced material operations as of the date of issuance of these financial statements.

Warrants Exercise

Subsequent to December 31, 2025, the Company received and accepted a warrant exercise notice from a holder of its outstanding PIPE warrants. On March 17, 2026, a warrant holder exercised warrants to purchase an aggregate of 5,000 shares of the Company’s common stock at the contractual exercise price per share. The Company received proceeds of approximately $20,085 and issued the corresponding shares in accordance with the terms of the applicable warrant agreement.

Management evaluated this event in accordance with ASC 855 and determined that the warrant exercise represents a non-recognized subsequent event, as it relates to conditions arising after the balance sheet date. Accordingly, no adjustment has been made to the consolidated financial statements as of December 31, 2025.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2025, as required by Rules 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934, as amended. Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2025 because of the material weaknesses in internal control over financial reporting described below.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed by, or under the supervision of, our Principal Executive Officer and Principal Financial Officer and effected by our board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025 using the criteria set forth in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that our internal control over financial reporting was not effective as of December 31, 2025 because material weaknesses existed.

The material weaknesses that have been identified for AMC are as follows:

●	Lack of Experienced Accounting Team — AMC lacks qualified in-house accounting staff and resources with adequate knowledge of U.S. GAAP. A third-party consulting firm has been engaged to prepare financial statements and footnote disclosures in accordance with U.S. GAAP.

●	Lack of Duty Segregations — The Company separates the duties at certain areas, but there is only one person responsible for various functions of the Company, including processing payments and Human Resource functions. All other individuals involved in these processes are engaged through independent contractor roles.

●	Lack of sufficient inventory management process and control system — AMC does not have a sufficient inventory management process or control system.

●	Lack of proper approval for related party transactions — AMC lacks a formal approval process for related party transactions.

AMC also disclosed that, as a private company, it did not have an internal audit function, which contributed to the overall assessment of its control environment.

These material weaknesses could result in misstatements of account balances or disclosures that would not be prevented or detected on a timely basis. Accordingly, management concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2025.

Remediation Plan

We have begun to take, and intend to continue taking, steps to remediate the material weaknesses described above. Our remediation efforts include strengthening our finance and accounting function, enhancing review and approval procedures, formalizing policies and procedures, and improving the design and documentation of controls over financial reporting and related party transactions. However, the material weaknesses cannot be considered remediated until the applicable controls have been designed, implemented, operated for a sufficient period of time, and management has concluded, through testing, that such controls are operating effectively. This remediation process will require additional time and expense.

Changes in Internal Control over Financial Reporting

Except for the remediation efforts described above, there were no changes in our internal control over financial reporting during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Attestation Report of the Registered Public Accounting Firm

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting because we are an emerging growth company and a smaller reporting company, and therefore are exempt from the requirement to include such report.

Item 9B. Other Information

During the quarter ended December 31, 2025, no director or officer adopted or terminated any (i) “Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K intending to satisfy the affirmative defense conditions of Rule 10b5–1(c) or (ii) “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K; and (ii) there was no information that was required to be disclosed on a Current Report on Form 8-K during such quarter that was not so disclosed.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

Item 10. Directors, Executive Officers and Corporate Governance

The following persons are the members of our board of directors and our executive officers as of the date of this Annual Report:

Name	Age	Position
Executive Officers
Shengwei (Sean) Da	56	Chief Executive Officer, Chairman and Director
Min Ma	45	VP, Finance

Directors
Hongfei Zhang	61	Director
Dahe (Taylor) Zhang	47	Director
Yong (David) Yan	52	Director

Shengwei (Sean) Da

Shengwei Da has served as Chairman and Chief Executive Officer of AMC Robotics effective as of the Closing Date. Mr. Da is the founder of AMC and the “YI” brand and has served as its Chairman of the Board of Directors since its formation in October 2021. Prior to founding AMC, he founded Kami, a provider of AI-based care services for seniors both at home and at assisted living facilities, in 2019, where he also served as Executive Chairman. From April 2014 to January 2021, Mr. Da served as Chairman and Chief Executive Officer at YI Technology, Inc., a provider of internet protocol cameras. Additional experience includes serving as Engineering Director at Intersil from December 2009 to August 2011, Chief Technology Officer at Rock Semiconductor from 2005 to December 2009, and Staff Design Engineer at Analog Device in the Power Management Group from 2002 to 2005. Early in Mr. Da’s career, he held the role of Member of Technical Staff in the High Speed Data Converter Group at Maxim Integrated Products from June 2000 to May 2002. Mr. Da holds a Ph.D. in Electrical Engineering from the University of California, Davis and a BSEE from Tsinghua University in China.

Min Ma

Min Ma has served as VP, Finance, of AMC Robotics effective as of the Closing Date. Mr. Ma has been VP, Finance, of AMC since March 2024. He is a seasoned executive with over 20 years of experience at the intersection of venture capital, finance, and technology. He brings a track record of strategic investment, operational leadership, and innovation across high-growth technology sectors. Most recently, from January 2019 to October 2023, Mr. Ma served as Chief Financial Officer and a member of the founding team at Chowbus, a technology-driven SaaS company revolutionizing restaurant services. Prior to that, from January 2018 to December 2018, he served as Executive Director at Fosun International, where he led investments in early-stage technology companies, helping to identify and scale transformative startups. Prior to Fosun, he held the position of Vice President at Fidelity Investments, focusing on private equity investments in the technology domain, where he drove capital deployment strategies and portfolio value creation. Mr. Ma holds an MBA from the Kellogg School of Management at Northwestern University.

Hongfei Zhang

Hongfei Zhang has served as a member of the board of directors since the Closing Date. Mr. Zhang has experience in several sectors including quantitative finance and securities. Mr. Zhang has served as Managing Partner at KIG Capital Advisors, a financial services and direct investment firm focusing on US-China cross border opportunities, since 2011. While at KIG, Mr. Zhang has been overseeing private equity and venture capital investments in technology, biotech, and consumer sectors, with interests in ESG, crypto, and Web3. From 2001 to 2011, he was Chief Risk Officer at Dexia Financial Products, managing risk, derivatives, and asset/liability functions. Previously, he held roles as Vice President at Deutsche Bank focused on risk analytics, and Director of Investment at Nationwide, where he developed early insurance hedging strategies. Mr. Zhang received a BS in Applied Mathematics from Tsinghua University and doctorate in Mathematics from Delft University of Technology.

Dahe (Taylor) Zhang

Dahe (Taylor) Zhang has served as a member of the board of directors since the Closing Date. Mr. Zhang has served as managing director at Ascendant Global Advisor, Inc since 2018. He has also served as Chief Financial Officer of Cayson Acquisition Corp, a blank check company (Nasdaq: CAPN), since May 2024. He previously served as Chief Financial Officer and Executive Director of TenX Keane Acquisition, a blank check company (Nasdaq: TENK), from March 2021 to August 2024 when the company successfully consummated its initial business combination with Citius Oncology Inc (Nasdaq: CTOR), a platform to develop and commercialize novel targeted oncology therapies. In December 2025, Citius Oncology launched LYMPHIR, approved by the FDA for the treatment of adults with relapsed or refractory Stage I–III CTCL who had had at least one prior systemic therapy. From May 2009 to December 2021, Mr. Zhang served as Chief Financial Officer and executive director of XD Plastics Company Limited (“XD”), where he oversaw XD’s major financial and capital market matters, including exchange listing, direct equity financing from international prominent institutional investors and a global bond offering. During his tenure at XD, its revenue grew at CAGR of 56% and exceeded US$1 billion in six years after its listing. From May 2008 to March 2009, Mr. Zhang served as Chief Financial Officer of Advanced Battery Technologies, Inc. Mr. Zhang received a bachelor’s degree in mechanical and electronic engineering from Beijing Technology and Business University and an M.B.A. from University of Florida.

Dr. Yong (David) Yan

Yong (David) Yan has served as a member of the board of directors since the Closing Date. Mr. Yan, AlphaVest’s Chief Executive Officer until closing of the Business Combination, has been a partner at the Shanghai-based V-Stone Capital since January 2014, where he oversees fund raising and private equity investments in FinTech, BlockChain, Big Data, Healthcare and other areas. Prior to joining V-Stone Capital, Dr. Yan was the General Manager and CIO of Hubei Hongtai Industrial Investment Fund, a private equity fund of funds. Previously, Dr. Yan was a Managing Director of Fosun Group, one of the largest private conglomerates in China, where he was in charge of investments in the financial sectors, such as online financial platform, securitization and fin-tech, as well as building an in-house P2P platform. Prior to joining the Fosun Group, Dr. Yan was the General Manager of New Product Development at Lufax, one of the world’s largest fintech companies, owned by PingAn Group. Prior to moving to China in early 2014, Dr. Yan worked on Wall Street for almost 15 years, including 10 years at Credit Suisse, as the head of research of the global structured product market. Dr. Yan also worked at other financial firms such as Merrill Lynch. Dr. Yan is the ex-President of TCFA (The Chinese Finance Association) in New York. He is also a Vice President of Zhongguancun Private Equity & Venture Capital Association (ZVCA) in Beijing. Mr. Yan received a Ph.D. in Finance from the University of Alabama and is a CFA charter holder.

Controlled Company Exemption

Sean Da, through entities he controls, holds a majority of the voting power of the Company’s Common Stock and as a result, the Company is a “controlled company” within the meaning of applicable rules of Nasdaq. Under these rules, a company of which more than 50% of the voting power for the election of directors is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including the requirements (a) that a majority of the board consists of independent directors; (b) for an annual performance evaluation of the nominating and corporate governance and compensation committees; (c) that the controlled company has a nominating and corporate governance committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and (d) that the controlled company has a compensation committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibility. The Company currently satisfies all of Nasdaq’s corporate governance requirements and has not taken advantage of any of the exemptions available to it as a controlled company. If the Company determines in the future to avail itself of any of the corporate governance exemptions available to controlled companies, our stockholders may not have the same protections afforded to stockholders of companies that are subject to all of the Nasdaq corporate governance requirements. In the event that the Company ceases to be a “controlled company” and its Common Stock continues to be listed on Nasdaq, it will be required to comply with these provisions within the applicable transition periods.

Role of Board in Risk Oversight

One of the key functions of the board of directors is to oversee our risk management process. The board of directors does not currently have a standing risk management committee, but administers this oversight function directly through the board of directors as a whole, as well as through various standing committees of the board of directors that address risks inherent in their respective areas of oversight. In particular, the board of directors is responsible for monitoring and assessing strategic risk exposure and the board of directors’ Audit Committee has the responsibility to consider and discuss the Company’s major financial risk exposures and the steps management takes to monitor and control such exposures, including guidelines and policies to govern the process by which risk assessment and management is undertaken. The Audit Committee also monitors compliance with legal and regulatory requirements. The Company’s Compensation Committee also assesses and monitors whether the Company’s compensation plans, policies and programs comply with applicable legal and regulatory requirements.

Director Independence

The Company adheres to the listing rules of Nasdaq in affirmatively determining whether a director is independent. Nasdaq listing standards generally define an “independent director” as a person, other than an executive officer of a company or any other individual having a relationship which, in the opinion of the issuer’s board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

The board of directors has determined that each of the directors, other than Mr. Da, qualifies as an independent director, as defined under the listing rules of Nasdaq, and that the board of directors consists of a majority of “independent directors,” as defined under the rules of the SEC and Nasdaq listing rules relating to director independence requirements. Although the board of directors presently consists of a majority independent directors, there can be no assurance that the Company will not avail itself of the exemption for controlled companies in the future, which would remove this requirement.

Committees of the Board of Directors

We have a standing Audit Committee, Compensation Committee and Nominating and Governance Committee. Each committee operates under a charter that has been approved by the board of directors. The committees have the composition and responsibilities described below.

Audit Committee

Yong (David) Yan, Dahe (Taylor) Zhang and Hongfei Zhang are currently the members of the Audit Committee. The Audit Committee meets Nasdaq audit committee composition requirements. Each member of the Audit Committee is financially literate. The board of directors of the Company has determined that of Hongfei Zhang qualifies as an “audit committee financial expert” as defined by the SEC.

The functions of the Audit Committee include, among other things:

●	appointing, compensating, retaining, evaluating, terminating and overseeing AMC’s independent registered public accounting firm;
●	discussing with AMC’s independent registered public accounting firm their independence from management;
●	reviewing, with AMC’s independent registered public accounting firm, the scope and results of their audit;
●	approving all audit and permissible non-audit services to be performed by AMC’s independent registered public accounting firm;
●	overseeing the financial reporting process and discussing with management and AMC’s independent registered public accounting firm the quarterly and annual financial statements that AMC files with the SEC;
●	overseeing AMC’s financial and accounting controls and compliance with legal and regulatory requirements;
●	reviewing AMC’s policies on risk assessment and risk management;
●	reviewing related person transactions; and
●	establishing procedures for the confidential anonymous submission of concerns regarding questionable accounting, internal controls or auditing matters.

The composition and function of the Audit Committee complies with all applicable requirements of the Sarbanes-Oxley Act, all applicable SEC rules and regulations and all applicable Nasdaq listing rules. We will comply with future requirements of the SEC, Nasdaq or other applicable authority to the extent they become applicable to our company.

The Audit Committee has established a procedure whereby complaints or concerns regarding accounting, internal controls or auditing matters may be submitted anonymously to the Audit Committee by email.

Compensation Committee

Yong (David) Yan, Dahe (Taylor) Zhang and Hongfei Zhang are currently the members of the Compensation Committee. The Board has determined that each of the members of the Compensation Committee satisfies the independence requirements of Nasdaq and is a non-employee director, as defined in Rule 16b-3 promulgated under the Exchange Act.

The functions of the Compensation Committee include, among other things:

●	reviewing and approving the corporate goals and objectives, evaluating the performance of and reviewing and approving the compensation of our Chief Executive Officer, and the Chief Executive Officer may not be present during voting or deliberations on his or her compensation;

●	overseeing an evaluation of the performance of and reviewing and setting or making recommendations to the Board regarding the compensation of our other executive officers;

●	reviewing and approving or making recommendations to the Board regarding our incentive compensation and equity-based plans, policies and programs;

●	reviewing and approving all employment agreement and severance arrangements for our executive officers;

●	making recommendations to the Board regarding the compensation of our directors; and

●	retaining and overseeing any compensation consultants.

The Compensation Committee may also, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other advisor and is directly responsible for the appointment, compensation and oversight of the work of any such advisor. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other advisor, the Compensation Committee will consider the independence of each such advisor, including the factors required by Nasdaq and the SEC.

The composition and function of the Compensation Committee complies with all applicable requirements of the Sarbanes-Oxley Act and all applicable SEC and Nasdaq rules and regulations. The Company will comply with future requirements of the SEC, Nasdaq or other applicable authority to the extent they become applicable to the Company. The Company maintains the Compensation Committee in accordance with the rules of Nasdaq notwithstanding the general availability of an exemption from those rules for controlled companies. There can be no assurance that the Company will not avail itself of the exemption for controlled companies in the future.

Nominating and Governance Committee

Yong (David) Yan, Dahe (Taylor) Zhang and Hongfei Zhang are currently the members of the Nominating and Corporate Governance Committee. The board of directors has determined that each of the members of the Compensation Committee satisfies the independence requirements of Nasdaq.

The Nominating and Governance Committee assists the Board by identifying and recommending individuals qualified to become members of the board of directors. The Nominating and Corporate Governance Committee is responsible for evaluating the composition, size and governance of the board of directors and its committees and making recommendations regarding future planning and the appointment of directors to the committees, establishing a policy for considering stockholder nominees to the board of directors , reviewing the corporate governance principles and making recommendations to the board of directors regarding possible changes; and reviewing and monitoring compliance with our Code of Business Conduct and Ethics.

The Company maintains the Nominating and Corporate Governance Committee in accordance with the rules of Nasdaq notwithstanding the general availability of an exemption from those rules for controlled companies. There can be no assurance that the Company will not avail itself of the exemption for controlled companies in the future.

Code of Business Conduct and Ethics

The board of directors has adopted a Code of Business Conduct and Ethics that applies to all of its directors, officers and employees, including its principal executive officer, principal financial officer and principal accounting officer. In the event the Company makes any amendments to, or grants any waiver from, a provision of the code that applies to its principal executive officer, principal financial officer or principal accounting officer that requires disclosure under applicable SEC or Nasdaq rules, the Company will disclose such amendment or waiver and reasons therefore in a Current Report on Form 8-K as required by SEC rules.

Indemnification Agreements

On the Closing Date, the Company entered into indemnification agreements with each executive officer and director of the Company. The indemnification agreements provide that, subject to limited exceptions specified therein, the Company will indemnify its directors and officers for certain expenses, including attorneys’ fees, judgments, fines and settlement amounts incurred by a director or officer in any action or proceeding arising out of their services as one of the Company’s directors or officers or any other company or enterprise to which the person provides (or provided) services at the Company’s request.

Insider Trading Policy

We have an insider trading policy governing the purchase, sale, and other dispositions of our securities that applies to our directors, officers, employees, and consultants. The policy generally prohibits the purchase, sale or trade of our securities with the knowledge of material nonpublic information. We believe our insider trading policy is reasonably designed to promote compliance with insider trading laws, rules and regulations, and listing standards applicable to our company.

Item 11. Executive Compensation

This section discusses the material components of the executive compensation program for the Company’s named executive officers (“NEOs”) who are identified in the Summary Compensation Table below. This discussion contains forward-looking statements that are based on the Company’s current plans, considerations, expectations, and determinations regarding future compensation programs and related target milestones for the Company’s future results of operations.

Summary Compensation Table

The following table presents information regarding the total compensation awarded to, earned by and paid to the Company’s NEOs for services during 2025 and 2024.

Name and Principal Position	Year	Salary ($)	Bonus ($)	All Other Compensation ($)	Total ($)
Sean Da	2025	-	-	-	-
Chairman	2024	-	-	-	-

Narrative Disclosure to the Summary Compensation Table

Employment Arrangements with Named Executive Officer

Mr. Da serves as AMC’s Chairman and Chief Executive Officer and is employed on an at-will basis. Mr. Da does not have a written employment agreement with the Company and his compensation is determined from time to time by the Board of Directors.

During 2025, Mr. Da did not receive a base salary or cash bonus from the Company. The Company may reimburse Mr. Da for reasonable business expenses incurred in connection with his services. Any future compensation arrangements, including salary, bonus or equity-based compensation, will be determined by the Board of Directors based on the Company’s financial condition, operating results and other relevant factors.

Annual Bonus Compensation

For the fiscal years ended December 31, 2025 and 2024, AMC did not maintain any cash-based annual bonus plan.

Equity-Based Incentives

For the fiscal year ended December 31, 2024, AMC did not provide equity-based incentives to the named executive officer. Since consummation of the Business Combination, AMC has had the 2025 Incentive Plan in effect and may make grants of awards under such plan. No such awards have been granted as of the date of this Annual Report.

Additional Narrative Disclosure

Retirement Benefits

AMC does not provide a pension plan for employees and the named executive officer did not participate in a nonqualified deferred compensation plan during the fiscal years ended December 31, 2025 and 2024.

Health/Welfare Plans

AMC intends to provide the following benefits to the named executive officers on the same basis provided to all of employees, pending approval from the Compensation Committee:

●	health insurance; and
●	a health savings account.

2025 Incentive Plan

We are authorized to grant equity awards to eligible officers, directors, employees and consultants following consummation of the Business Combination. The purpose of the 2025 Incentive Plan is to provide incentives to attract, retain and motivate eligible persons whose present and potential contributions are important to our success by offering them an opportunity to participate in our future performance through the grant of equity awards.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of the Company’s Common Stock by:

●	each person who is known to be the beneficial owner of more than 5% of the Common Stock;

●	each executive officer and director; and

●	all executive officers and directors, as a group.

Beneficial ownership is determined according to the rules of the SEC, which generally provide that a person has beneficial ownership of a security if he, she or it possesses sole or shared voting or investment power over that security, including options, rights and convertible notes that are currently exercisable or exercisable within 60 days.

Unless otherwise noted in the footnotes to the following table, and subject to applicable community property laws, the persons and entities named in the table have sole voting and investment power with respect to their beneficially owned Common Stock.

Name of Beneficial Owner(1)	Number of Shares		% of Common Stock
Directors and Executive Officers
Shengwei (Sean) Da	20,883,707	(2)	83.2%
Min Ma	-
Hongfei Zhang	-
Dahe (Taylor) Zhang(3)	557,232		2.2%
Yong (David) Yan)	-
All executive officers and directors as a group (5 persons)	21,440,939		85.4%
5% of Greater Stockholders	-
Peace Capital Limited(4)	1,322,916		5.3%
Pengfei Zheng(5)	1,322,916		5.3%

(1)	Unless otherwise noted, the business address of each of the following entities and individuals is c/o AMC Robotics Corporation, 12 East 49th Street, Suite 1805, New York, New York 10017.
(2)	Represents (i) 16,000,000 shares held by trusts controlled by Mr. Da and (ii) 1,050,000 shares and 3,833,707 shares issuable upon exercise of warrants held by Kami Vision Incorporated, of which Mr. Da is executive chairman and 80% owner.
(3)	AlphaVest Holding LP is the record holder of founder shares reported herein. AlphaVest Management LLC is the managing member of AlphaVest Holding LP and Dahe (Taylor) Zhang is the manager of AlphaVest Management LLC. Accordingly, Mr. Zhang is deemed to be the beneficial owner of such shares.
(4)	Peace Capital Limited is the record holder of the shares reported herein. Pengfei Zheng is the sole director and stockholder of Peace Capital Limited. Accordingly, he is deemed to be the beneficial owner of such shares. The business address of Peace Capital Limited is Flat/Rm. 806 08/F, OfficePlus @Prince Edward, 794-802 Nathan Road, KLN, Hong Kong.
(5)	Includes shares held by Peace Capital Limited. Pengfei Zheng is deemed to be the beneficial owner of such shares. The business address of Pengfei Zheng is Flat/Rm. 806 08/F, OfficePlus @Prince Edward, 794-802 Nathan Road, KLN, Hong Kong.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	—	—	1,129,770
Equity compensation plans not approved by security holders	—	—	—
Total	—	—	1,129,770

(1) On September 5, 2025, our stockholders approved our 2025 Incentive Equity Plan. Under this plan, 1,129,770 shares of Common Stock are reserved for issuance in accordance with the plan’s terms to eligible employees, officers, directors and consultants. As of December 31, 2025, no awards had been made under the 2025 Plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The Company engages in transactions with related parties in the normal course of business. The principal related parties with which the Company had transactions during the years ended December 31, 2025 and 2024 are as follows:

Name	Relationship with the Company
Sean Da	CEO and Board Chair, and majority stockholder
Senslab HK Limited (hereinafter referred to as “Senslab HK”)	Affiliate of Sean Da
Senslab Technology Co., Ltd (hereinafter referred to as “Senslab SH”)	Affiliate of Sean Da
Ants Technology (HK) Limited (hereinafter referred to as “Ants”)	Affiliate of Sean Da
Kami Vision Incorporated (hereinafter referred to as “Kami”)	Affiliate of Sean Da
Yunyizhilian Information Technology Co., Ltd (hereinafter referred to as “Yunyizhilian”)	Entity under common control with Mr. Sean Da.
Shanghai Xiaoyun Technology Co., Ltd. (hereinafter referred to as “Xiaoyun”)	Formerly VIE
ZKCam Co., Ltd. (“ZKCam”)	Minority Stockholder of the Company

Impact of Related Party Transactions on Operations

During the years ended December 31, 2025 and 2024, related party transactions had the following impact on income (loss) before income tax:

Related Party Transactions	Impact on pre-tax income (loss)
Income Statement	Years ended
	December 31,
	2025	2024
Revenue share – related party (Kami)	$3,118,617	$2,754,788
Product revenue - related party (Kami)	3,833	6,270
Product revenue - related party (ZKCam)	511,922	-
Product cost - related party (Senslab)	(2,223,113)	(6,002,463)
(Provision)/reversal for credit losses (Ants)	-	1,262,146
General and administrative expenses - Consulting fee-related party (Kami)	(234,912)	(334,317)
General and administrative expenses - Stockholder’s business travel expense (Sean)	(91,655)	-
General and administrative expenses - Financial consulting fee (Ants)	(60,000)	(60,000)
Other income - Marketing incentive subsidy income (Kami)	1,217,586	1,779,528
Interest expense (Ants)	-	(18,999)
Total impact on pre-tax loss	$2,242,278	$(613,047)
% of pre-tax income (loss)	306%	80%

Related Party Balances

As of December 31, 2025 and 2024, balances with related parties were as follows.

Related Party Transactions				As of December 31, 2025
Balance Sheet	Ants		Senslab SH	Senslab HK	Xiaoyun	ZKCam	Kami	Sean Da	Total
Accounts receivable - related party	$		$-	$-		$433,888	$1,632,002	$-	$2,065,890
Other receivable - related party, net		4,872	26,406		4,035			440,596	475,909
Including:			-	-				-	-
Other receivable - related party		4,872	26,406		4,035			440,596	475,909
Advance to suppliers – related party		21,387							21,387
Prepayment - related party		66,844	-	-			-	-	66,844

Related Party Transactions	As of December 31, 2024
Balance Sheet	Ants	Senslab SH	Senslab HK	Kami	Sean Da	Yunyizhilian	Total
Accounts receivable - related party	$-	$-	$-	$190,168	$-	$-	$190,168
Other receivable - related party, net	1,790,009	-	-	169,833	-	-	1,959,842
Including:			-				-
Other receivable - related party	1,790,009	-	-	169,833	-	-	1,959,842
Note receivable - stockholder	-	-	-	-	15,862	-	15,862
Prepayment - related party	126,965	-	-	-	-	-	126,965
Accounts payable - related party	-	6,258,235	2,285,008	-	-	-	8,543,243
Other payable - related party	-	-	-	-	-	6,269	6,269

Specifically, transactions with each related party presented in the above tables are as follows:

Senslab HK Limited and Senslab Technology Co., Ltd

	December 31,		December 31,
	2025		2024
	Balance	% of Total Assets	Balance	% of Total Assets
Advance to suppliers - related party (Senslab HK)	$21,387	1%	$-	-%
Other receivable - related party (Senslab SH)	26,406	1%	-	-%
Total	$47,793	1%	$-	-%

	December 31,		December 31,
	2025		2024
	Balance	% of Total Liability	Balance	% of Total Liability
Accounts payable - related party (Senslab HK)	$-	-%	$2,285,008	24%
Accounts payable - related party (Senslab SH)	-	-%	6,258,235	65%
Total	$-	-%	$8,543,243	89%

Sean Da, the Company’s majority stockholder, owns approximately 38% of Senslab Technology Co., Ltd. (“Senslab SH”), which owns 100% of Senslab HK Limited (“Senslab HK”). Both entities are therefore considered related parties of the Company.

Historically, the Company procured security cameras from Senslab HK. Senslab HK purchased the products from Senslab SH and exported them to the Company. Beginning in the fourth quarter of 2023, after Senslab SH obtained import and export trade approval, the Company also began purchasing security cameras directly from Senslab SH.

During the years ended December 31, 2025 and 2024, the Company purchased security cameras from Senslab HK in the amounts of $0 and $539,068, respectively. During the same periods, purchases from Senslab SH totaled $186,005 and $6,347,602, respectively.

As of December 31, 2025 and 2024, accounts payable due to Senslab HK were $0 and $2,285,008, respectively. Accounts payable due to Senslab SH were $0 and $6,258,235, respectively.

As of December 31, 2024, total accounts payable to Senslab HK and Senslab SH aggregated $8,543,243, representing approximately 89% of the Company’s total liabilities. During 2025, the Company settled all outstanding balances payable to Senslab HK and Senslab SH. Accordingly, as of December 31, 2025, there were no outstanding accounts payable balances due to either entity.

Ants Technology (HK) Limited

	December 31,		December 31,
	2025		2024
	Balance	% of Total Asset	Balance	% of Total Asset
Prepayment - related party	$66,844	1%	$126,965	2%
Other receivable - related party, net	4,872	0%	1,790,009	24%
Allowance for credit losses	-	-%	-	-%
Total	$71,716	1%	$1,916,974	26%

The Amazon online store for the North America region historically operated under Ants Technology (HK) Limited (hereinafter referred to as “Ants”). Ants authorized the Company to utilize its Amazon account free of charge for a period of five years, commencing on October 21, 2021 (hereinafter referred to as the “Authorization Agreement”).

In January 2025, the Company terminated the Authorization Agreement early and assumed ownership and control of the Amazon online store from Ants. Ants transferred to the Company all of its ownership interests in the Amazon online store, including, but not limited to, ownership of the shop, business operation rights, customer resources, operational and technical data, brand usage rights, intellectual property rights (such as trademarks, patents, and copyrights, if applicable), and other assets and rights related to the operation of the Amazon online store.

Sean Da, the Company’s majority stockholder, owns 95% of Ants.

Prepayment – Related Party

Upon signing the Authorization Agreement, the Company agreed to sell Ants’ remaining camera inventories and reimburse certain costs incurred by Ants on its behalf. To facilitate these payments, the Company prepaid Ants $359,192 in 2022.

The prepayment is amortized based on (i) revenue collected from the sale of Ants’ inventories, (ii) reimbursements of costs incurred by Ants, and (iii) financial consulting fees payable to Ants beginning January 1, 2025 for bookkeeping support services at a monthly rate of $5,000.

For the year ended December 31, 2025, the Company recognized $60,000 of financial consulting fees. Revenue collected from the sale of Ants’ inventories was not material for the years presented.

As of December 31, 2025 and 2024, the remaining prepayment balance was $66,844 and $126,965, respectively.

Other receivable – related party (Ants)

As of December 31, 2025 and 2024, the Company had gross “other receivable – related party” balances due from Ants of $4,872 and $1,790,009, respectively, before allowance for credit losses of $nil and $nil.

The following table presents the movement of “other receivable – related party” balances due from Ants:

	Years ended
	December 31,
	2025		2024

Balance at the beginning of the period	$1,790,009		$1,768,473
Amazon Payments Ants Received (1)	-		(346,458)
Repayment from Ants (1)	(1,790,009)		-
Inventory Transfer /(Procurement) (2)	4,872		427,994
Financial Consulting (3)		-	(60,000)
Balance at the end of the period	$4,872		$1,790,009

(1)	(1) Prior to April 2022, Ants collected payments from Amazon customers on behalf of the Company. Beginning in April 2022, the Company obtained direct access to the third-party cross-border payment platform and began receiving customer payments directly. Accordingly, amounts previously held by Ants were repaid to the Company. During the years ended December 31, 2025 and 2024, Ants repaid $1,790,009 and $346,458, respectively.

(2)

Inventory-related movements reflect transfers and procurement arrangements between the Company and Ants. During the years ended December 31, 2025 and 2024, such activities resulted in net increases of $4,872 and $427,994, respectively, to the related-party receivable balance.

(3)	The Company engaged employees of Ants to provide bookkeeping and financial consulting services. Financial consulting fees totaled $60,000 for the year ended December 31, 2024 and were recorded as reductions of the related-party receivable balance.

Provision for credit losses – related party

The Company recorded a provision for credit losses of $1,262,146 during the year ended December 31, 2023 related to amounts due from Ants. During the fourth quarter of 2024, the Company reversed the full $1,262,146 allowance previously recorded, as collectability improved and subsequent settlement activity supported recovery of the outstanding balance.

During the year ended December 31, 2025, Ants remitted substantial payments and other settlements were completed, significantly reducing the outstanding related-party receivable balance. As a result of these collections and settlements, management concluded that no allowance for credit losses was required as of December 31, 2025.

Accordingly, the allowance for credit losses was $nil as of both December 31, 2025 and 2024. The carrying value of “other receivable – related party” due from Ants was $4,872 and $1,790,009 as of December 31, 2025 and 2024, respectively.

The following table presents the movement of the allowance for credit losses:

	Years ended
	December 31,
	2025	2024

Balance at beginning of the period	$-	$1,262,146
Provision for credit loss	-	-
Reversal of credit loss previously recorded	-	(1,262,146)
Balance at the end of the period	$-	$-

Note payable – related party

On January 1, 2023, the Company entered into a revolving loan agreement with Ants to borrow up to $1,200,000 during the period from January 1, 2023 through December 31, 2024. The loan was unsecured and bore interest at a daily rate not exceeding 0.041%. The outstanding balance and any accrued interest were payable on demand.

As of December 31, 2025 and December 31, 2024, the Company had no outstanding principal balance or accrued interest under this loan agreement. For the years ended December 31, 2025 and 2024, the Company incurred $nil and $18,999 of interest expense, respectively, related to this loan agreement.

Kami Vision Incorporated

Sean Da also serves as Chief Executive Officer of Kami and holds approximately 80% ownership of Kami.

Revenue-Sharing Arrangement – Cloud Services

In October 2021, the Company entered into a revenue-sharing agreement with Kami related to cloud-based services associated with the Company’s products. These services include storage of recorded video data, image analysis, and alert and intelligent detection services provided to end users.

Under the arrangement, the Company refers customers to Kami and is entitled to a portion of the subscription revenues generated from those customers.

On July 1, 2025, the Company entered into an amended agreement with Kami to revise the revenue-sharing percentages applicable to subscription revenues from referred customers. The amended terms apply prospectively and do not affect revenue recognized prior to the modification date.

Annual subscription periods	Percentage basis
	Inception through June 30, 2025	From July 1, 2025 Onwards
First year during which an end user starts the cloud service subscription from Kami	30%	30%
Second year during which an end user continues the cloud service	15%	30%
Third year and thereafter during which an end user continues the service subscription from Kami	0%	30%

For the year ended December 31, 2025, the Company recognized revenue of $2,895,956 from this revenue-sharing arrangement.

Revenue-sharing arrangement - Intelligent Information Service Agreement

On October 1, 2025, the Company entered into a revenue-sharing arrangement related with Kami.

Under the arrangement, Kami operates an artificial intelligence-driven information distribution platform and related application, which utilizes hardware products sold by the Company to generate monetization opportunities. Kami manages all aspects of the platform operations, including content distribution, pricing, bidding processes, and relationships with third-party traffic or content providers.

The Company does not operate the platform or application, does not control the underlying services provided to end users, and does not have any ongoing performance obligations after the sale of its hardware products. Instead, the Company is contractually entitled to receive 30% of net monetization revenue generated by Kami from users associated with the Company’s products. Net monetization revenue represents gross receipts collected by Kami from third-party platforms, less applicable platform fees and related charges.

For the year ended December 31, 2025, the Company recognized $222,661 of revenue under this agreement.

Accounts receivable – related party

	December 31,		December 31,
	2025		2024
	Balance	% of Total Asset	Balance	% of Total Asset
Accounts receivable - related party	$1,632,002	13%	$190,168	3%
Other receivable - related party, net	-	-%	169,833	2%
Total	$1,632,002	13%	$360,001	5%

Accounts receivable – related party primarily represent amounts due from Kami under the Company’s revenue-sharing arrangements, including the Intelligent Information Service Agreement described above. These balances represent the Company’s contractual share of monetization revenues earned but not yet remitted by Kami as of the respective reporting dates.

Other receivable – related party as of December 31, 2024 primarily related to amounts due from Ants under prior operating arrangements. These balances were substantially settled during the year ended December 31, 2025, resulting in no outstanding balance as of December 31, 2025.

The increase in accounts receivable – related party as of December 31, 2025 compared to December 31, 2024 primarily reflects increased monetization activities under arrangements with Kami and the timing of settlements.

Subscription Receivable – Related Party

In June 2025, the Company entered into a subscription agreement with Kami, pursuant to which Kami subscribed for 228,571 shares of the Company’s common stock for a total purchase price of $5,000,000.

The Company received the full subscription proceeds during 2025, and the transaction was recorded within stockholders’ equity. Accordingly, no subscription receivable was outstanding as of December 31, 2025.

Other Receivable – Related Party and Marketing Incentive Subsidy Income

The Company entered into market promotion subsidy agreements with Kami effective January 1, 2024 and January 1, 2025, respectively. Under these agreements, Kami agreed to provide an annual subsidy of up to $2 million for each of the years 2024 and 2025 to support the Company’s marketing activities related to Kami’s cloud services.

The subsidy amounts are determined based on agreed marketing activities performed and are invoiced periodically by the Company to Kami. As these amounts are not generated from the Company’s primary revenue-producing activities, they are recognized as other income, with the related receivable recorded as “other receivable – related party.”

For the years ended December 31, 2025 and 2024, the Company recognized marketing incentive subsidy income of $1,217,586 and $1,779,528, respectively.

As of December 31, 2025 and 2024, the Company had other receivable – related party balances of $nil and $169,833, respectively. The decrease in 2025 primarily reflects the collection of outstanding balances from Kami.

PIPE Financing Funds

In September 2025, the Company received $4,000,000 from Kami in connection with the PIPE Financing. The funds were received prior to the closing of the Business Combination and were subject to completion of the transaction. Accordingly, the Company recorded the amount as a liability within “PIPE financing proceeds received in advance.”

Upon the closing of the Business Combination in December 2025, the PIPE financing was completed and total proceeds of $5,500,000 from Kami were received. The total amount of $5,500,000 includes previously recorded advance, together with additional proceeds received at closing, was reclassified to stockholders’ equity (common stock and additional paid-in capital).

In connection with the PIPE financing, the Company also issued warrants to purchase shares of its common stock (the “PIPE Warrants”) to Kami. The PIPE Warrants issued to Kami represent the right to acquire 1,540,000 shares of common stock, based on the terms of the PIPE financing.

Product revenue – related party

To promote adoption of Kami’s cloud subscription services, Kami launched a promotional campaign beginning in the third quarter of 2024 under which customers received a complimentary security camera upon subscribing to Kami’s cloud services. As part of this promotion, Kami purchased security cameras from the Company.

For the years ended December 31, 2025 and 2024, product revenue – related party from Kami totaled $3,833 and $6,270, respectively. The decline in 2025 reflects reduced promotional procurement activity following the initial launch of the promotional campaign in 2024.

Consulting fee

The Company engaged certain employees of Kami to provide services as contractors. For the years ended December 31, 2025 and 2024, the Company paid Kami consulting service fees of $234,911 and $334,317, respectively. These amounts were recorded within general and administrative expenses in the consolidated statements of operations.

There were no outstanding balances payable to Kami related to consulting services as of December 31, 2025 or 2024.

Sean Da

As of December 31, 2025 and 2024, amounts due from Mr. Da were $440,596 and $15,862, respectively, and are included within “other receivable – related party” in the consolidated balance sheets. These balances primarily represent advances made for business travel and related expenditures incurred on behalf of the Company.

As of December 31, 2024, the balance of $15,862 represented a note receivable from the stockholder, which was fully repaid during the year ended December 31, 2025.

Beginning in January 2025, the Company made advance payments to Mr. Da to cover business travel and other operating expenditures incurred on behalf of the Company. These advances are recorded within “other receivable – related party” until the related expenses are substantiated and recognized in the Company’s financial statements.

For the year ended December 31, 2025, business travel expenses of $91,665 were incurred on behalf of the Company and recognized as operating expenses. As of December 31, 2025, the remaining balance of $440,596 represents unsubstantiated or unused advances and is included in “other receivable – related party.”

	December 31,		December 31,
	2025		2024
	Balance	% of Total Asset	Balance	% of Total Asset
Subscription receivable - stockholder	$-	0%	$-	0%
Note receivable – stockholder	-	0%	15,862	0%
Other receivable – related party	440,596	0%	-	0%
Total	$440,596	0%	$15,862	0%

Yunyizhilian Information Technology Co., Ltd

	December 31,		December 31,
	2025		2024
	Balance	% of Total Liability	Balance	% of Total Liability
Other payable - related party	$-	0%	$6,269	0%

Yunyizhilian Information Technology Co., Ltd. (“Yunyizhilian”) is affiliated with Ants Technology (HK) Limited (“Ants”), which is a related party of the Company.

Amounts due to Yunyizhilian arose from related-party operating and working capital arrangements. The balance outstanding as of December 31, 2024 primarily represented a short-term, non-interest-bearing working capital advance.

The Company evaluated and recorded the related-party payable balance as of December 31, 2025 based on the underlying books and records.

ZKCam Technology Limited

	December 31,		December 31,
	2025		2024
	Balance	% of Total Assets	Balance	% of Total Assets
Accounts receivable - related party	$433,888	3%	$	0%

ZKCam Technology Limited (“ZKCam”) is an affiliate of the Company. During the year ended December 31, 2025, the Company entered into transactions with ZKCam in the ordinary course of business, primarily consisting of the sale of products. For the year ended December 31, 2025, product revenue recognized from ZKCam totaled $511,922, compared to $0 for the year ended December 31, 2024.

Amounts due from ZKCam primarily arose from these product sales and represent trade receivables generated in the normal course of business. As of December 31, 2025, the outstanding balance due from ZKCam was $433,888, which is included in accounts receivable – related party in the consolidated balance sheets. These receivables are unsecured, non-interest-bearing, and due on demand. The Company evaluates the collectability of related party receivables on an ongoing basis and believes the outstanding balance as of December 31, 2025 is fully collectible.

There was no balance outstanding as of December 31, 2024. The Company evaluated and recorded the related-party receivable balance as of December 31, 2025 based on the underlying books and records. Management assesses the collectability of related-party receivables on an ongoing basis and believes the outstanding balance as of December 31, 2025 is fully recoverable.

Shanghai Xiaoyun Technology Co., Ltd.

	December 31,		December 31,
	2025		2024
	Balance	% of Total Assets	Balance	% of Total Assets
Other receivable - related party	$4,035	3%	$	0%

Shanghai Xiaoyun Technology Co., Ltd. (“Xiaoyun”) was previously a variable interest entity (“VIE”) of the Company and was deconsolidated in December 2025 when the Company ceased to meet the criteria for consolidation.

Following the deconsolidation, Xiaoyun is considered a related party of the Company.

Amounts due from Xiaoyun primarily arose from transactions in the ordinary course of business subsequent to deconsolidation. The balance outstanding as of December 31, 2025 represents trade receivables, is non-interest-bearing, and is due on demand.

There was no balance outstanding as of December 31, 2024.

The Company evaluated and recorded the related-party receivable balance as of December 31, 2025 based on the underlying books and records. Management assesses collectability on an ongoing basis and believes the amount is recoverable as of December 31, 2025.

Related Person Transactions Policy

The Company’s board of directors has adopted a written related person transaction policy that establishes the procedures for the review, approval and ratification of related person transactions. Subject to certain exceptions set forth in Item 404 of Regulation S-K, the policy applies to any transaction, arrangement or series of transactions in which the Company (including its subsidiaries) is a participant and in which a related person has a direct or indirect material interest.

Related person transactions include, among other things, the purchase or sale of goods or services, transfers of real or personal property, use of Company assets, provision of services, borrowing or lending arrangements, guarantees or other financial transactions, and employment arrangements involving related persons or their immediate family members.

Under the policy, all related person transactions are reviewed by the audit committee, which evaluates whether the transaction is in, or not inconsistent with, the best interests of the Company and its stockholders. In making this determination, the audit committee considers all relevant facts and circumstances, including the nature of the related person’s interest, the materiality of the transaction, the business purpose and terms of the transaction, whether the transaction is on terms comparable to those available to unaffiliated third parties, whether the transaction is in the ordinary course of business, the potential for conflicts of interest, and the overall fairness of the transaction.

All related person transactions must be approved or ratified by the audit committee in accordance with the policy.

Director Independence

The Company’s board of directors has determined that Hongfei Zhang, Dahe (Taylor) Zhang and Yong (David) Yan each qualify as independent directors under the listing standards of The Nasdaq Stock Market. Under these standards, a director is considered independent if he or she is not an officer or employee of the Company or its subsidiaries and does not have a relationship that, in the opinion of the board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

The Company’s independent directors meet in executive session on a periodic basis without the presence of management.

Item 14. Principal Accounting Fees and Services

The following is a summary of fees paid or to be paid to UHY LLP for services rendered.

Audit Fees

During the fiscal years ended December 31, 2025 and 2024, audit fees paid to UHY LLP were $542,529 and $448,001, respectively.

Audit-Related Fees

During the fiscal years Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We paid UHY LLP audit-related fees for the years ended December 31, 2025 and 2024, were $334,968 and 85,474, respectively.

Tax Fees

We did not pay UHY LLP any tax fees for the years ended December 31, 2025 and 2024.

Pre-Approval Policy

Our audit committee was formed in connection with the consummation of our business combination with AlphaVest. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

Item 15. Exhibits and Financial Statement Schedules

(a) Financial Statements and Financial Statement Schedules

Financial Statements

The financial statements required to be filed as part of this Annual Report on Form 10-K are listed in the Index to Consolidated Financial Statements included in Part II, Item 8 of this report.

Financial Statement Schedules

All financial statement schedules have been omitted because they are not required, are not applicable, or the required information is included in the consolidated financial statements or the notes thereto.

Exhibits

The exhibits listed in the Exhibit Index immediately following the signature page are filed or incorporated by reference as part of this Annual Report on Form 10-K.

Exhibit No.	Description
2.1	Business Combination Agreement (incorporated by reference to Exhibit A to the Company’s definitive proxy statement dated September 2, 2025)
2.2	Amendment to Business Combination Agreement (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on July 1, 2025)
3.1	Form of Certificate of Domestication of AlphaVest Acquisition Corp (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 15, 2025)
3.2	Certificate of Incorporation (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on December 15, 2025)
3.3	Bylaws (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed on December 15, 2025)
4.1	Specimen Common Stock Certificate of Company (incorporated by reference to Exhibit 4.5 to Company’s Registration Statement filed on Form S-4, File No. 333-283183 filed on August 4, 2025)
4.2	Description of Securities (filed herewith)
10.1	Lock-up Agreement (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of AlphaVest Acquisition Corp. filed with the SEC on August 22, 2024)
10.2	Form of Amended and Restated Registration Rights Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 15, 2025)
10.3	Form of Indemnification Agreement. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on December 15, 2025)
10.4	Form of private placement purchase Agreement. (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on December 15, 2025)
10.5	Form of private placement registration rights agreement (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on December 15, 2025)
10.6	Form of private placement warrant (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on December 15, 2025)
14	Code of Ethics (incorporated by reference to Exhibit 14.1 to our Registration Statement (No. 333-268188) filed with the SEC on December 13, 2022)
19.1	Insider Trading Policy (filed herewith)
31.1	PEO Section 302 Certification
31.2	PFO Section 302 Certification
32.1	PEO Section 906 Certification
32.2	PFO Section 906 Certification
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMC ROBOTICS CORPORATION

By:	/s/ Shengwei Da
Shengwei (Sean) Da
Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

Date: April 20, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Shengwei Da	Shengwei (Sean) Da, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	April 20, 2026

/s/ Min Ma	Min Ma, VP Finance (Principal Financial and Accounting Officer)	April 20, 2026

/s/ Hongfei Zhang	Hongfei Zhang, Director	April 20, 2026

/s/ Dahe Zhang	Dahe (Taylor) Zhang, Director	April 20, 2026

/s/ Yong Yan	Yong (David) Yan, Director	April 20, 2026

