Form 10-K/A
period 2025-12-31
AMC Robotics Corp
filed 2026-05-05
CIK 1937891

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 1 (this “Amendment”) on Form 10-K/A amends the Annual Report on Form 10-K for the year ended December 31, 2025 of AMC Robotics Corporation (the “Company”), filed with the Securities and Exchange Commission on April 20, 2026 (the “Original Form 10-K”) to include an additional exhibit that was mistakenly omitted.

Other than as set forth above, this Amendment does not reflect events occurring after the filing of the Original Form 10-K, and no other information in the Original Form 10-K is amended hereby. Other events or circumstances occurring after the date of the Original Form 10-K or other disclosures necessary to reflect subsequent events have not been updated subsequent to the date of the Original Form 10-K. Accordingly, this Amendment should be read in conjunction with the Original Form 10-K and our filings with the SEC subsequent thereto.

TABLE OF CONTENTS

PART IV
	Item 15.	Exhibits and Financial Statement Schedules	1

i

Item 15. Exhibits and Financial Statement Schedules

(a) Financial Statements and Financial Statement Schedules

Exhibits

The exhibits listed in the Exhibit Index below are filed or incorporated by reference as part of this Annual Report on Form 10-K.

Exhibit No.	Description
2.1	Business Combination Agreement (incorporated by reference to Exhibit A to the Company’s definitive proxy statement dated September 2, 2025)
2.2	Amendment to Business Combination Agreement (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on July 1, 2025)
3.1	Form of Certificate of Domestication of AlphaVest Acquisition Corp (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 15, 2025)
3.2	Certificate of Incorporation (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on December 15, 2025)
3.3	Bylaws (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed on December 15, 2025)
4.1	Specimen Common Stock Certificate of Company (incorporated by reference to Exhibit 4.5 to Company’s Registration Statement filed on Form S-4, File No. 333-283183 filed on August 4, 2025)
4.2*	Description of Securities
10.1	Lock-up Agreement (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of AlphaVest Acquisition Corp. filed with the SEC on August 22, 2024)
10.2	Form of Amended and Restated Registration Rights Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 15, 2025)
10.3	Form of Indemnification Agreement. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on December 15, 2025)
10.4	Form of private placement purchase Agreement. (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on December 15, 2025)
10.5	Form of private placement registration rights agreement (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on December 15, 2025)
10.6	Form of private placement warrant (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on December 15, 2025)
14	Code of Ethics (incorporated by reference to Exhibit 14.1 to our Registration Statement (No. 333-268188) filed with the SEC on December 13, 2022)
19.1*	Insider Trading Policy
31.1	PEO Section 302 Certification
31.2	PFO Section 302 Certification
32.1	PEO Section 906 Certification
32.2	PFO Section 906 Certification
97.1	Clawback Policy (filed herewith)
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

*Previously filed

1

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMC ROBOTICS CORPORATION

By:	/s/ Shengwei Da
Shengwei (Sean) Da
Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

Date: May 5, 2026