Form 10-Q
period 2026-03-31
AMC Robotics Corp
filed 2026-05-19
CIK 1937891

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to __________

Commission File Number: 001-41574

AMC Robotics Corporation

(Exact name of registrant as specified in its charter)

Delaware	41-3041844
(State or other jurisdiction	(IRS Employer
of incorporation or organization)	Identification Number)

12 East 49th Street, Suite 1805, New York, NY	10017
(Address of principal executive offices)	(Zip code)

(734) 709-5127

(Issuer’s telephone number including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	AMCI	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 18, 2026, the registrant had 22,600,363 shares of common stock, $0.0001 par value, outstanding.

Part I - Financial Information

Item 1 – Financial Statements

AMC ROBOTICS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31,	December 31,
	2026	2025
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$6,632,619	$7,004,601
Accounts receivable	505	427
Accounts receivable - related party	3,114,877	2,065,890
Inventories, net	914,678	1,069,465
Prepaid expenses	270,958	355,467
Other receivable	107	-
Other receivable - related party, net	192,999	475,909
Advance to suppliers	3,677	3,677
Advance to suppliers – related party	21,387	21,387
Prepayment - related party (current)	51,844	60,000
Total current assets	11,203,651	11,056,823
Right-of-use asset	88,354	101,221
Other non-current assets	7,697	7,697
Prepayment - related party	-	6,845
TOTAL ASSETS	$11,299,702	$11,172,586

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable - related party	$1,799	$-
Accrued and other liabilities	672,727	701,844
Tax payable	6,627	6,627
Other payable - related party	1,786	-
Lease liability - current	58,120	57,349
Warranty liabilities - current	31,493	30,023
Total current liabilities	772,552	795,843
Lease liability - noncurrent	37,931	52,753
Warranty liabilities - noncurrent	6,839	6,810
TOTAL LIABILITIES	817,322	855,406

Stockholders’ equity
Common stock, $0.0001 par value, 100,000,000 shares authorized, 22,600,363 and 22,595,363 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	2,260	2,260
Additional paid-in capital	37,673,115	37,653,029
Accumulated deficits	(27,192,508)	(27,338,109)
Accumulated other comprehensive loss	(487)	-
Total stockholders’ equity	10,482,380	10,317,180
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$11,299,702	$11,172,586

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

AMC ROBOTICS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Three months ended
	March 31,
	2026	2025

REVENUES
Product revenue	$102,018	$1,221,803
Product revenue - related party	136,548	134
Revenue share – related party	946,050	570,588
Total Revenues	1,184,616	1,792,525
COST OF REVENUES
E-commerce platform expenses	(16,576)	(355,968)
Product cost - related party	(140,802)	(909,624)
Delivery and freight cost	(6,273)	(13,178)
Inventory impairment losses	(309)	(25,425)
Total Cost of Revenues	(163,960)	(1,304,195)
Gross Profit	1,020,656	488,330

OPERATING EXPENSES
General and administrative expenses	(854,786)	(817,412)
Sales and marketing expenses	(14,332)	(404,112)
Research and development expenses	(22,999)	(14,559)
Total Operating Expenses	(892,117)	(1,236,083)

INCOME (LOSS) FROM OPERATIONS	128,539	(747,753)

OTHER INCOME (EXPENSES)
Other income - related party	-	683,898
Other income (loss), net	(9,490)	7,185
Interest income	28,651	318
Interest expense	-	(16,502)
Total Other Income , Net	19,161	674,899
INCOME (LOSS) BEFORE INCOME TAX	147,700	(72,854)
Income tax expense	(2,099)	(4,323)
NET INCOME (LOSS)	$145,601	$(77,177)
Other comprehensive loss	(487)	(110)
TOTAL COMPREHENSIVE INCOME (LOSS)	$145,114	$(77,287)

NET INCOME (LOSS) PER SHARE: BASIC	0.01	(0.00)
NET INCOME(LOSS) PER SHARE: DILUTED	$0.01	$(0.00)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC	22,596,196	18,000,000
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: DILUTED	24,810,555	18,000,000

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

AMC ROBOTICS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

	Common stock		Additional		Accumulated Other
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficits	Comprehensive Loss	Total
Balance as of January 1, 2025	18,000,000	$1,800	$142,899	$(2,470,588)	$(5,726)	$(2,331,615)

Net loss	-	-	-	(77,177)	-	(77,177)
Other comprehensive loss	-	-	-	-	(110)	(110)
Balance as of March 31, 2025	18,000,000	$1,800	$142,899	$(2,547,765)	$(5,836)	$(2,408,902)

Balance as of January 1, 2026	22,595,363	$2,260	$37,653,029	$(27,338,109)	$-	$10,317,180
Issuance of shares from exercise of warrants	5,000	-	20,085	-	-	20,085
Net income	-	-	-	145,601		145,601
Other comprehensive loss	-	-	-	-	(487)	(487)
Balance as of March 31, 2026	22,600,363	$2,260	$37,673,115	$(27,192,508)	$(487)	$10,482,380

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

AMC ROBOTICS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three months ended
	March 31,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$145,601	$(77,177)
Adjustments to reconcile net income (loss) to net cash (used in)/provided by operating activities:
Provision for warranty	1,499	9,426
Inventory impairment losses	(309)	25,425
Non-cash lease expenses	12,867	-
Changes in operating assets and liabilities:
Accounts receivable	(78)	(210,298)
Accounts receivable - related party	(1,048,987)	22,262
Inventories, net	155,096	1,038,114
Prepaid expenses	84,509	4,206
Other receivable	(107)	-
Other receivable - related party, net	282,910	(67,348)
Advance to suppliers	-	(6)
Prepayment - related party	15,001	15,121
Accounts payable - related party	1,799	(756,323)
Accrued and other liabilities	(29,116)	195,425
Tax payable	-	(53)
Other payable - related party	1,786	5,543
Warranty liabilities	-	(332)
Lease liability	(14,051)	-
Net cash (used in) / provided by operating activities	$(391,580)	$203,985

CASH FLOWS FROM INVESTING ACTIVITIES
Repayment of note receivable - stockholder	-	15,862
Issuance of promissory note	-	(321,486)
Net cash used in investing activities	$-	$(305,624)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercised warrants	20,085	-
Net cash provided by financing activities	$20,085	$-

Effect of changes of foreign exchange rate on cash and cash equivalent	(487)	4,286

Net decrease in cash and cash equivalents	(371,982)	(97,353)
Cash and cash equivalents - beginning of the period	7,004,601	358,887
Cash and cash equivalents - end of the period	$6,632,619	$261,534

Supplemental Cash Flow Disclosures
Cash paid for interest expenses	$-	$-
Cash paid for income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Unpaid deferred offering cost	$-	$83,571

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

AMC ROBOTICS CORPORATION

Notes to CONSOLIDATED financial statements (UNAUDITED)

1.	ORGANIZATION AND BUSINESS BACKGROUND

Organization and Business

AMC Robotics Corporation (formerly known as AlphaVest Acquisition Corp.) (the “Company”) is a Delaware corporation and a publicly traded holding company. The Company conducts its operations through its wholly owned subsidiaries.

The Company and its consolidated subsidiaries as of March 31, 2026 are as follows:

Company Name	Date of Incorporation	Place of Incorporation	Ownership Interest	Principal Activities
AMC Robotics Corporation (F/K/A AlphaVest Acquisition Corp.)	January 14, 2022	Delaware, USA	-	Public holding company
AMC Corporation	October 21, 2021	Washington, USA	100%	Sale of security camera products
AMCV Company Limited	January 5, 2026	Vietnam	100%	Manufacturing and operational support

AMC Corporation (“AMC” or the “Predecessor”) was incorporated in the State of Washington on October 21, 2021. The Company designs and sells residential and small-business security camera products, including indoor and outdoor camera devices, which are sourced from suppliers in Asia and sold primarily through e-commerce platforms in the United States, Canada, and Europe.

Formation of New Subsidiary

On January 5, 2026, the Company established a wholly owned subsidiary, AMCV Company Limited (“AMCV”), in Vietnam to support manufacturing and operational activities related to the Company’s robotics products. As of March 31, 2026, AMCV had not commenced material revenue-generating operations. The Company has begun initial operational setup activities, including administrative, hiring, and procurement functions. The accompanying unaudited condensed consolidated financial statements include the accounts of AMCV from its date of incorporation, and its impact on the Company’s financial position as of March 31, 2026 and results of operations for the period from its date of incorporation through March 31, 2026 was not material.

Reverse Recapitalization and Basis of Presentation

On December 9, 2025, the Company consummated a business combination (“Business Combination”) with AlphaVest Acquisition Corp., a special purpose acquisition company (the “SPAC” or “AlphaVest”). The transaction was accounted for as a reverse recapitalization in accordance with ASC 805-40, with AMC determined to be the accounting acquirer.

Under this method of accounting, the transaction is treated as a capital transaction rather than a business combination. Accordingly, the assets and liabilities of AlphaVest were recognized at their historical carrying values, with no goodwill or identifiable intangible assets recorded. AlphaVest’s historical equity accounts were eliminated, and the equity structure was retroactively adjusted to reflect that of the combined company. The net assets received from AlphaVest were recognized as a capital contribution, with the offset recorded within additional paid-in capital (“APIC”).

As a result, the unaudited condensed consolidated financial statements represent a continuation of AMC’s historical financial statements. All share and per-share information has been retroactively adjusted to reflect the legal capital structure of AMC Robotics Corporation for all periods presented.

The significant equity transactions completed in connection with the Business Combination, including the issuance of shares to public shareholders, PIPE investors, sponsor and founder shareholders, and the conversion of sponsor-related instruments, are disclosed in Note 11 – Stockholders’ Equity.

As of December 31, 2025, the Company had 22,595,363 shares of common stock issued and outstanding. During the three months ended March 31, 2026, there were no significant changes to the Company’s capital structure, except for the exercise of 5,000 warrants for 5,000 common shares.

Variable Interest Entities

Historically, the Company conducted certain e-commerce operations through contractual arrangements with Shanghai Xiaoyun Technology Limited (“Xiaoyun”) and Kunshan Yishijue Technology Limited (“Yishijue”), which were determined to be variable interest entities (“VIEs”) under ASC 810. The Company was previously the primary beneficiary and consolidated these entities.

On December 1, 2025, the Company terminated the contractual arrangements with Xiaoyun and Yishijue and transferred the ownership and operational control of the related e-commerce platform accounts to the Company. As a result, the Company ceased to be the primary beneficiary and deconsolidated these entities as of that date.

Accordingly, as of March 31, 2026, the Company does not have any VIEs and does not have any continuing involvement with or exposure to losses from Xiaoyun or Yishijue.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and disclosures normally included in annual financial statements have been condensed or omitted.

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position, results of operations, and cash flows for the interim periods presented have been included. The results of operations for the three months ended March 31, 2026, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2026.

These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

The Company’s fiscal year-end date is December 31.

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

Foreign Currency translation

The Company’s reporting currency is the U.S. dollar (“USD”). The functional currency of AMC Robotics Corporation and its wholly owned U.S. subsidiary is USD. The functional currency of the Company’s Vietnam subsidiary, AMCV Company Limited (“AMCV”), is the Vietnamese Dong (“VND”).

Transactions denominated in currencies other than the functional currency are translated at exchange rates prevailing on the transaction dates, with resulting gains and losses recorded in other income (expense). Assets and liabilities of foreign operations are translated into USD at period-end exchange rates, while revenues and expenses are translated at average exchange rates for the period. Translation adjustments are recorded in accumulated other comprehensive income (loss).

For the three months ended March 31, 2026, the Company used the following exchange rates for its Vietnam subsidiary:

Period ended March 31, 2026
Balance sheet, except for equity accounts	₫	26,237	VND to $1 USD
Income statement and cash flows	₫	26,167	VND to $1 USD

As a result of applying the above translation methodology, the Company recorded a foreign currency translation loss of approximately $487 for the three months ended March 31, 2026, which is included in accumulated other comprehensive loss in the unaudited condensed consolidated balance sheets and in other comprehensive loss in the condensed consolidated statements of operations and comprehensive income (loss). This translation adjustment primarily relates to the Company’s investment in its Vietnam subsidiary, AMCV Company Limited, whose net assets are denominated in Vietnamese Dong. The adjustment arises from translating AMCV’s net assets at period-end exchange rates while equity balances are maintained at historical exchange rates in accordance with ASC 830.

Prior to the deconsolidation of Shanghai Xiaoyun Technology Limited and Kunshan Yishijue Technology Limited on December 1, 2025, these VIE entities used the Renminbi (“RMB”) as their functional currency. Assets and liabilities were translated at period-end exchange rates, while revenues and expenses were translated at average exchange rates during the period. For the three months ended March 31, 2025, the Company recognized a foreign currency exchange loss of approximately $110, which was included in other income (expense), net. The following table presents the RMB exchange rates used for translation purposes during the three months ended March 31, 2025:

Balance sheet, except for equity accounts	￥	7.2606	RMB to $1 USD
Income statement and cash flows	￥	7.2757	RMB to $1 USD

Cash and Cash Equivalents

Cash consists of cash on deposit with financial institutions that is unrestricted as to withdrawal or use. Cash equivalents include highly liquid investments with original maturities of three months or less at the time of purchase.

For purposes of the unaudited condensed consolidated statements of cash flows, the Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Cash equivalents primarily consist of investments in money market funds.

As of March 31, 2026 and December 31, 2025, the Company had cash and cash equivalent balances of $6,632,619 and $7,004,601, respectively. Cash equivalents include investments in money market funds with original maturities of three months or less.

The Company maintains its cash balances with financial institutions in the United States. These balances may, at times, exceed federally insured limits of $250,000 per depositor per financial institution provided by the Federal Deposit Insurance Corporation (“FDIC”). A portion of these balances, including amounts held in money market accounts, were not insured by the FDIC. The Company has not experienced any losses on these accounts and management believes the Company is not exposed to significant credit risk on such balances.

Accounts receivable and Accounts receivable - related party

Accounts receivable is stated at the amount the Company expects to collect from customers through e-commerce platforms. Accounts receivable - related party primarily represents amounts due from Kami Vision Incorporated (“Kami”) under revenue-sharing and service arrangements. Refer to Note 6 - - Related Party Balances and Transactions.

The Company evaluates expected credit losses on accounts receivable, including related party balances, using a loss-rate method in accordance with ASC 326, which considers historical loss experience, current conditions, and reasonable and supportable forecasts.

As of March 31, 2026 and December 31, 2025, no allowance for expected credit losses was recorded, as substantially all receivables are due from customers and related parties with ongoing business relationships and are subject to regular settlement, and historical credit losses have been insignificant. The Company writes off receivables when collection is no longer considered probable. To date, the Company has not experienced material credit losses on accounts receivable or accounts receivable - related party.

Other receivable - related party

Other receivables - related party primarily consist of amounts due from Kami Vision Incorporated (“Kami”) for marketing-related activities and from Ants Technology (HK) Limited (“Ants”) for operational and settlement-related transactions. The balances presented in the condensed consolidated balance sheets are net of any allowance for expected credit losses. Refer to Note 6 - Related Party Balances and Transactions.

The Company evaluates expected credit losses on other receivables - related party in accordance with ASC 326 using a loss-rate method, as described in “Accounts Receivable and Accounts Receivable - Related Party.”

As of March 31, 2026 and December 31, 2025, no allowance for expected credit losses was recorded, as management determined that the risk of non-collection is not significant based on historical experience and ongoing settlement activity.

Inventories, net

Inventories consist primarily of finished goods and include product costs and freight-in costs. Product costs are determined using the moving average cost method. Freight-in costs are capitalized as part of inventory and allocated to products based on average cost per unit.

Inventories are stated at the lower of cost or net realizable value (“NRV”). The Company evaluates inventories on a periodic basis and records write-downs when the carrying value exceeds estimated NRV due to factors such as obsolescence, changes in demand, or market conditions. NRV is defined as the estimated selling price in the ordinary course of business less reasonably predictable costs of completion, disposal, and transportation. Any write-downs are recorded in cost of revenues in the period identified.

A significant portion of the Company’s inventories is purchased from related parties, including ZKCam Technology Limited. Refer to Note 6 - Related Party Balances and Transactions and Note 10 - Concentration Risk for additional information. The Company has obtained extended payment terms from these suppliers, which may exceed standard commercial terms.

Revenue

The Company generated revenues of $1,184,616 and $1,792,525 for the three months ended March 31, 2026 and 2025, respectively.

	Three months ended
	March 31,
	2026	2025
Revenues
Product revenue	$102,018	$1,221,803
Product revenue - related party	136,548	134
Revenue share - related party	756,008	570,588
Intelligent Information Service - related party	157,382	-
AI Service Sharing - related party	32,660
Total revenues	$1,184,616	$1,792,525

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

Revenue Recognition

Product Revenue

The Company generates product revenue from both third-party customers and related parties, including ZKCam Technology Limited., Shanghai Xiaoyun Technology Co., Ltd. and Kunshan Technology Co., Ltd.

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

Revenue Share – Related Party (Kami)

The revenue sharing arrangements with its related party, Kami, related to cloud-based services & AI service sharing and intelligent information services.

Cloud-based services & AI service sharing

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

In January 2026, based on the existing cloud services, a new AI service module has been developed, which utilizes AI technology to achieve capabilities such as face recognition, motion capture, and fall detection provided to end users. Revenue generated from these services is included within “Revenue Sharing - related party” in the accompanying condensed consolidated statements of operations.

The sharing ratio of revenue AI service and is consistent , at 30%

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

Revenue is recognized when the underlying services are delivered by the business partners to end users and the related consideration is earned and becomes determinable. The Company recognizes revenue on a net basis, representing its share of the amounts received, consistent with its conclusion that it acts as an agent in these arrangements. Revenue generated from these services is included within “Revenue Sharing - related party” in the accompanying condensed consolidated statements of operations.

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

The Company recognizes revenues adjusted for returns based upon the e-commerce platform statements, which reflect the actual refunds for returns. The Company reviews the subsequent statements after the reporting date and adjusts revenue for returns related to sales in the reporting period accordingly. For returns occurring during the reporting period, adjustments are made in the month of the return. During the three months ended March 31, 2026 and 2025, the Company’s revenue was not significantly impacted by returns due to the short-term free return policy.

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

These warranties are assurance-type warranties as defined under ASC 606 and do not provide services beyond assuring that the product complies with agreed-upon specifications and continues to function as intended. Accordingly, the warranties are not accounted for as separate performance obligations.

The Company estimates the expected costs of fulfilling warranty obligations and records a warranty liability at the time of sale, with a corresponding expense recognized in the unaudited condensed consolidated statements of operations. The estimation of warranty costs is based on historical experience, including product failure rates and replacement costs, as well as current trends and expectations.

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

Cost of revenues

Cost of revenues includes cost of products, e-commerce platform fees, delivery and freight costs, and inventory impairment loss. The Company expenses cost of revenues in conjunction with sales as incurred. The Company incurred cost of revenues of $163,960 and $1,304,195 for the three months ended March 31, 2026 and 2025, respectively.

General and administrative expenses

General and administrative expenses primarily consist of costs for consulting fee, payroll expenses, storage fees, and professional fees. The Company has expensed all general and administrative expenses costs as incurred. For the three months ended March 31, 2026 and 2025, the Company incurred general and administrative expenses of $854,786 and $817,412, respectively.

Sales and marketing expenses

Sales and marketing expenses primarily consist of costs for the promotion of business brand and product marketing and warranty expenses. The Company expensed all sales and marketing costs as incurred. For the three months ended March 31, 2026 and 2025, the Company incurred sales and marketing expenses of $14,332 and $404,112, respectively.

Provision for credit losses

The Company estimates expected credit losses on accounts receivable, other receivables, and related party receivables using a loss-rate method in accordance with ASC 326. This approach incorporates historical loss experience, current conditions, and reasonable and supportable forecasts.

For the three months ended March 31, 2026 and 2025, the Company did not record a provision for expected credit losses.

As of March 31, 2026 and December 31, 2025, there was no allowance for credit losses. Based on the Company’s historical experience, the nature of its counterparties, and ongoing collection activity, management concluded that expected credit losses are insignificant.

Comprehensive loss

The Company applies ASC 220, Comprehensive Income, with respect to reporting and presentation of comprehensive loss and its components in a full set of financial statements. Comprehensive loss is defined to include all changes in equity of the Company during a period arising from transactions and other events and circumstances except those resulting from investments by shareholders and distributions to shareholders. For the periods presented, the Company’s comprehensive income (loss) includes net income (loss) and other comprehensive income (loss), which primarily consists of the foreign currency translation adjustments.

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

Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that such assets will not be realized. In assessing the need for a valuation allowance, management considers all available positive and negative evidence, including historical operating results, projections of future taxable income, and the expected timing of reversal of existing temporary differences. Based on this assessment, the Company has recorded a full valuation allowance against its deferred tax assets as of March 31, 2026 and December 31, 2025.

The Company recognizes tax benefits from uncertain tax positions only if it is more likely than not that the position will be sustained upon examination. Interest and penalties related to uncertain tax positions are recognized as a component of income tax expense. As of March 31, 2026 and December 31, 2025, the Company had no material uncertain tax positions. The Company’s tax returns remain subject to examination by taxing authorities for all years since inception.

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

In connection with the PIPE Financing, the Company issued warrants to purchase shares of its common stock (the “PIPE Warrants”). At the Closing Date, the PIPE Warrants represented the right to acquire an aggregate of 2,240,000 shares of common stock, with an exercise price of approximately $10.00 per share, subject to adjustment. The PIPE Warrants include provisions under which the exercise price and the number of shares issuable upon exercise are subject to adjustment based on a reference stock price, as defined in the warrant agreements, determined on the reset date of December 30, 2025. As a result of these provisions, the exercise price was adjusted and the total number of shares underlying the PIPE Warrants increased to 5,576,301 shares upon the reset event. The PIPE Warrants contain dividend participation rights that entitle holders to participate in dividends and other distributions declared on common stock on an as-exercised basis, subject to the beneficial ownership limitation. Accordingly, the PIPE Warrants are considered participating securities for purposes of computing earnings per share in accordance with ASC 260, Earnings Per Share.

The Company evaluated the PIPE Warrants for classification as either equity or liability instruments in accordance with ASC 480, Distinguishing Liabilities from Equity, and ASC 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity. The Company determined that the PIPE Warrants failed the indexation guidance under ASC 815-40 due to provisions that introduce variability in the number of shares deliverable upon settlement and are not inputs solely based on the Company’s own stock. Accordingly, the PIPE Warrants were initially recorded at fair value upon issuance as a derivative liability.

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

Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed by reflecting the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, unless the effect would be anti-dilutive.

The Company applies the two-class method in computing earnings per share, as its PIPE Warrants are considered participating securities. Under the two-class method, net income is allocated between common stockholders and participating securities based on their respective rights to participate in earnings. For the three months ended March 31, 2026, the Company reported net income of $145,601. Of this amount, approximately $116,785 was allocated to common stockholders and approximately $28,816 was allocated to participating securities. The weighted-average number of common shares outstanding was 22,596,196 for the period.

Basic and diluted earnings per share were calculated as follows:

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
Basic earnings per share:
Net income (loss)	$145,601	$(77,177)
Less: income allocated to participating securities	$(28,816)	$-
Net income (loss) allocated to common stockholders	$116,785	$(77,177)
Weighted-average shares outstanding – basic	22,596,196	18,000,000
Earnings per share – basic	$0.01	$(0.00)
Diluted earnings per share
Net income (loss)	$145,601	$(77,177)
Weighted-average shares outstanding – diluted	24,810,555	18,000,000
Earnings per share – diluted	$0.01	$(0.00)

 Diluted earnings per share is equal to basic earnings per share for the period presented, as the Company’s participating securities are included in the allocation of earnings under the two-class method and there are no additional dilutive instruments.

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

The carrying values of cash, accounts receivable, advance to suppliers, other current assets, accounts payable, accrued liabilities, and other current liabilities approximate fair value due to the short-term nature of these instruments. Pursuant to ASC 820 and ASC 825, the fair value of cash is determined based on Level 1 inputs. The Company does not have any “Level 2” or “Level 3” fair value assets or liabilities.

Segment reporting

The Company applies ASC 280, Segment Reporting, which requires operating segments to be identified based on the internal reporting reviewed by the chief operating decision maker (“CODM”) to allocate resources and assess performance. The Company’s chief executive officer serves as the CODM.

The Company operates its business through e-commerce platforms and manages its operations on a geographic basis. As of March 31, 2026, the Company has determined that it has two operating and reportable segments: (1) North America and (2) Europe.

Revenue is attributed to geographic regions based on the location of the end customer. Revenue generated from regions outside North America and Europe is not material.

The Company has also established a wholly owned subsidiary in Vietnam to support manufacturing and operational activities. As of March 31, 2026, this subsidiary has not generated revenue. The costs and operating expenses associated with the Vietnam entity are included within the Company’s consolidated operating results and are not evaluated separately by the Company’s chief operating decision maker (“CODM”). Accordingly, the Vietnam operations do not constitute a separate operating or reportable segment under ASC 280.

Prior to December 1, 2025, the Company’s operations included activities conducted through variable interest entities (“VIEs”) in China, which were presented as a separate segment. Following the termination of the VIE arrangements in December 2025, the Company no longer has operations in China, and accordingly, no China segment is presented for the three months ended March 31, 2026.

Revision of Previously Issued Consolidated Financial Statements

During the preparation of the Company’s unaudited condensed consolidated financial statements for the quarter ended March 31, 2026, management identified certain immaterial errors primarily related to the accrual of certain general and administrative expenses in the Company’s previously issued consolidated financial statements for the year ended December 31, 2025.

The errors primarily related to professional service fees for services substantially performed prior to December 31, 2025 that were not accrued as of year-end. Management evaluated the errors in accordance with ASC 250, Accounting Changes and Error Corrections, SEC Staff Accounting Bulletin (“SAB”) No. 99, Materiality, and SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.

Management concluded that the errors were not material, individually or in the aggregate, to the Company’s previously issued annual financial statements for the year ended December 31, 2025. Accordingly, amendment or reissuance of the previously issued annual financial statements was not required. However, management further concluded that correction of the errors entirely within the current reporting period would materially misstate the Company’s results of operations for the quarter ended March 31, 2026 and fiscal year 2026. Therefore, the Company revised the comparative prior-period balances included herein to correct such immaterial prior-period errors.

The impact of the revision to record the omitted professional fee accruals on the Company’s previously reported consolidated balance sheet as of December 31, 2025 was as follows:

	As Previously Reported	Adjustment	As Revised
Accrued and other liabilities	$592,822	$109,022	$701,844
Accumulated deficit	$(27,229,088)	$(109,022)	$(27,338,110)

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

In July 2025, the Financial Accounting Standards Board issued ASU 2025-05, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which amends the guidance in ASC 326. The amendments simplify the measurement of expected credit losses for accounts receivable and contract assets by permitting entities to use a practical expedient based on historical loss rates, adjusted for current conditions and reasonable and supportable forecasts.

The amendments in this update are effective for fiscal years beginning after December 15, 2025, including interim periods within those fiscal years. Early adoption is permitted. The Company adopted ASU 2025-05 effective January 1, 2026. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

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

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as modified by the Jumpstart Our Business Startups Act of 2012, and it continues to qualify as such as of March 31, 2026. As an emerging growth company, the Company may take advantage of certain exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies, including, but not limited to, exemption from the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements to hold a nonbinding advisory vote on executive compensation and to obtain stockholder approval of any golden parachute payments not previously approved.

In addition, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies are required to comply with such standards. The Company has elected not to opt out of this extended transition period. As a result, when a standard is issued or revised with different application dates for public and private companies, the Company may adopt the new or revised standard at the time private companies adopt such standard. Accordingly, the Company’s financial statements may not be comparable to those of public companies that comply with new or revised accounting standards on earlier effective dates.

3.	ACCOUNTS RECEIVABLE

Accounts receivable represents amounts due from customers in the ordinary course of business, primarily from e-commerce platform sales.

As of March 31, 2026 and December 31, 2025, accounts receivable was $505 and $427, respectively. No allowance for credit losses was recorded, as balances are immaterial and short-term in nature.

4.	INVENTORIES - NET

As of March 31, 2026 and December 31, 2025, the Company had inventory balances of $914,678 and $1,069,465, consisting of the following:

	March 31, 2026 (Unaudited)	December 31, 2025

Purchased goods	$1,069,168	$1,274,700
Freight-in costs	58,148	63,025
Inventory	1,127,316	1,337,725
Less: inventory impairment	(212,638)	(268,260)
Inventory, net	$914,678	$1,069,465

For the three months ended March 31, 2026, the Company recognized an inventory provision of approximately $309 as inventory cost exceeded net realizable value and recorded reductions of approximately $55,931 related primarily to inventories sold or otherwise utilized during the period.

For the three months ended March 31, 2025, the Company recognized an inventory provision of $25,425, as the inventory cost value exceeded the net realizable value, and recorded a reduction of $271,546 for inventories that were removed, sold, or replaced under warranty.

The movement of inventory impairment provisions are summarized as follows:

	Three months ended
	March 31,
	2026	2025
Balance at the beginning of the period	$268,260	$798,046
Addition	309	25,425
Deletion	(55,931)	(271,546)
Balance at the end of the period	$212,638	$551,925

5.	PREPAID EXPENSES

As of March 31, 2026 and December 31, 2025, the Company had prepaid expenses of $270,958 and $355,467, respectively. These balances primarily consisted of prepaid federal and state income taxes and other routine prepaid operating expenses.

6.	RELATED PARTY BALANCES AND TRANSACTIONS

The principal related parties with which the Company had transactions for the three months ended March 31, 2026 and 2025, and balances as of March 31, 2026 and December 31, 2025 are as follows:

Name	Relationship with the Company
Sean Da	CEO and Board Chair, and majority stockholder
Senslab HK Limited (hereinafter referred to as “Senslab HK”)	Affiliate of Sean Da
Senslab Technology Co., Ltd (hereinafter referred to as “Senslab SH”)	Affiliate of Sean Da
Ants Technology (HK) Limited (hereinafter referred to as “Ants”)	Affiliate of Sean Da
Kami Vision Incorporated (hereinafter referred to as “Kami”)	Affiliate of Sean Da
Yunyizhilian Information Technology Co., Ltd (hereinafter referred to as “Yunyizhilian”)	Entity under common control with Sean Da
Shanghai Xiaoyun Technology Co., Ltd. (hereinafter referred to as “Xiaoyun”)	Formerly VIE
Kunshan Ant Vision Electronic Technology Co., Ltd. (hereinafter referred to as “Yishijue”)	Formerly VIE
ZKCam Co., Ltd. (“ZKCam”)	Minority Stockholder of the Company

Impact of Related Party Transactions on Operations

During the three months ended March 31, 2026 and 2025, related party transactions had the following impact on income (loss) before income tax:

Related Party Transactions	Income (loss) before income tax
Income Statement	Three months ended
	March 31,
	2026	2025
Revenue share – related party (Kami)	$756,008	$570,588
Product revenue - related party (Kami)	-	134
Product revenue - related party (ZKCam)	135,364	-
Product revenue - related party (Xiaoyun)	517	-
Product revenue - related party (Yishijue)	667	-
Intelligent Information Service (Kami)	157,382	-
AI Service Sharing (Kami)	32,660	-
Product cost - related party (Senslab)	(140,802)	(909,624)
General and administrative expenses - Consulting fee-related party (Kami)	(33,611)	(74,486)
General and administrative expenses - Stockholder’s business travel expense (Sean)	(21,736)	(25,800)
General and administrative expenses - Financial consulting fee (Ants)	(15,000)	(15,000)
Other income - Marketing incentive subsidy income (Kami)	-	683,898
Total impact on income (loss) before income tax	$871,449	$229,710
% of income (loss) before income tax	608%	N/M %

Related Party Balances

As of March 31, 2026 and December 31, 2025, balances with related parties were as follows.

Related Party Transactions	As of March 31, 2026
Balance Sheet	Ants	Senslab SH	Senslab HK	ZKCam	Kami	Sean Da	Yi shijue	Xiao Yun	Total
Accounts receivable - related party	$-	$-	$-	$569,252	$2,544,441	$-	$667	$517	$3,114,877
Other receivable - related party, net	4,872	37,005		-		146,979		4,143	192,999
Including:									-
Other receivable - related party	4,872	37,005		-		146,979	-	4,143	192,999
Prepayment - related party	51,844	-		-	-	-	-		51,844
Advance to suppliers – related party	-	-	21,387	-	-	-	-		21,387
Accounts payable - related party	1,799	-		-	-	-	-		1,799
Other payable - related party	-	-		-	-	-	1,786		1,786

Related Party Transactions	As of December 31, 2025
Balance Sheet	Ants		Senslab SH	Senslab HK	Xiaoyun	ZKCam	Kami	Sean Da	Total
Accounts receivable - related party	$		$-	$-		$433,888	$1,632,002	$-	$2,065,890
Other receivable - related party, net		4,872	26,406		4,035	-	-	440,596	475,909
Including:			-	-				-	-
Other receivable - related party		4,872	26,406		4,035	-	-	440,596	475,909
Advance to suppliers – related party				21,387	-	-			21,387
Prepayment - related party		66,844	-	-		-	-	-	66,844

Specifically, transactions with each related party presented in the above tables are as follows:

Senslab HK Limited and Senslab Technology Co., Ltd

	March 31,		December 31,
	2026		2025
	Balance	% of Total Assets	Balance	% of Total Assets
Advance to suppliers - related party (Senslab HK)	$21,387	0%	$21,387	0%
Other receivable - related party (Senslab SH)	37,005	0%	26,406	0%
Total	$58,392	1%	$47,793	0%

	March 31,		December 31,
	2026		2025
	Balance	% of Total Liability	Balance	% of Total Liability
Accounts payable - related party (Senslab HK)	$-	-%	$-	-%
Accounts payable - related party (Senslab SH)	-	-%	-	-%
Total	$-	-%	$-	-%

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

The Company procured security cameras from Senslab HK for $nil during the three months ended March 31, 2026 and 2025. During the same periods, purchases from Senslab SH totaled $nil and $186,005, respectively. The significant decrease in purchases from related party suppliers in 2026 was primarily due to a shift in the Company’s business model toward higher-margin revenue streams, including revenue sharing and intelligent information services, which reduced the Company’s reliance on product sales and corresponding inventory purchases.

As of March 31, 2026 and December 31, 2025, accounts payable due to Senslab HK and Senslab SH were $nil for both periods.

Ants Technology (HK) Limited

	March 31,		December 31,
	2026		2025
	Balance	% of Total Asset	Balance	% of Total Asset
Prepayment - related party	$51,844	0%	$66,844	1%
Other receivable - related party	4,872	0%	4,872	0%
Total	$56,716	1%	$71,716	1%

	March 31,		December 31,
	2026		2025
	Balance	% of Total liabilities	Balance	% of Total liabilities
Accounts Payable-related party	$1,799	1%	$-	-%
Total	$1,799	1%	$-	-%

Sean Da, the Company’s majority stockholder, owns 95% of Ants.

Prepayment – Related Party

The prepayment is amortized based on (i) revenue collected from the sale of Ants’ inventories, (ii) reimbursements of costs incurred by Ants, and (iii) financial consulting fees payable to Ants beginning January 1, 2025 for bookkeeping support services at a monthly rate of $5,000.

For the three months ended March 31, 2026 and 2025, the Company recognized $15,000 of financial consulting fees. Revenue collected from the sale of Ants’ inventories was not material for the years presented.

As of March 31, 2026 and 2025, the remaining prepayment balance was $51,844 and $66,844, respectively.

Other receivable – related party

As of March 31, 2026 and December 31 2025, the Company had gross “other receivable – related party” balances due from Ants of $4,872 and $4,872, respectively.

Account Payable – related party

During the three months ended March 31, 2026 and ,2025, AMCV purchased security cameras from Ants in the amounts of $ 1,799 and $nil, respectively.

As of March 31, 2026 and December 31, 2025, accounts payable due to Ants were $1,799 and $nil, respectively.

The following table presents the movement of “other receivable – related party” balances due from Ants:

	March 31,	December 31,
	2026	2025

Balance at the beginning of the period	$4,872	$1,790,009

Repayment from Ants (1)	-	(1,790,009)
Inventory Transfer /(Procurement) (2)	-	4,872
Balance at the end of the period	$4,872	$4,872

(1)	Prior to April 2022, Ants collected payments from Amazon customers on behalf of the Company. Beginning in April 2022, the Company obtained direct access to the third-party cross-border payment platform and began receiving customer payments directly. Accordingly, amounts previously held by Ants were repaid to the Company.

(2)	Inventory-related movements reflect transfers and procurement arrangements between the Company and Ants. During March 31, 2026 and 2025, such activities resulted in net increases of $nil and $4,872, respectively, to the related-party receivable balance.

Kami Vision Incorporated

Sean Da, the Company’s majority stockholder, also serves as Chief Executive Officer of Kami and holds approximately 80% ownership of Kami. Accordingly, transactions between the Company and Kami are considered related-party transactions.

Revenue-Sharing Arrangement – Cloud Services & AI Service Sharing

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

In January 2026, based on the existing cloud services, the Company developed a new AI service module that utilizes AI technology to provide capabilities such as facial recognition, motion capture, and fall detection to end users, and the revenue sharing ratio for the AI service is consistent with the existing arrangement at 30%.

During the three months ended March 31, 2026 and 2025, revenue share from Kami amounted to $946,050 and $570,588, respectively. The amount earned during the three months ended March 31, 2026 consisted of $756,008 for basic services, $32,660 for AI services and $157,382 for intelligent services

Revenue - sharing arrangement - Intelligent Information Service Agreement

On October 1, 2025, the Company entered a revenue-sharing arrangement related with Kami.

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

During the three months ended March 31, 2026 and 2025, the Company recognized revenue of $157,382 and $nil, respectively, under this agreement.

Accounts receivable – related party

Accounts receivable – related party primarily represents amounts due from Kami under the Company’s revenue-sharing arrangements, including the cloud services and AI services sharing arrangement and the Intelligent Information Service Agreement described above. These balances represent the Company’s contractual share of monetization revenues earned but not yet remitted by Kami as of the respective reporting dates.

The increase in accounts receivable – related party as of March 31, 2026 compared to December 31, 2025 primarily reflects increased monetization activities under arrangements with Kami and the timing of settlements.

Other Receivable – Related Party and Marketing Incentive Subsidy Income

The Company entered into a market promotion subsidy agreement with Kami effective January 1, 2025, pursuant to which Kami agreed to provide an annual subsidy of up to $2 million to support the Company’s marketing activities related to Kami’s cloud services. The agreement was not renewed for 2026, and no such arrangement was in effect during the three months ended March 31, 2026.

Subsidy amounts under the 2025 agreement were determined based on agreed marketing activities performed and were invoiced periodically by the Company to Kami. As these amounts were not generated from the Company’s primary revenue-producing activities, they were recognized as other income, with the related receivable recorded as “other receivable – related party.”

For the three months ended March 31, 2026 and 2025, the Company recognized subsidy income of $nil and $683,898, respectively, within other income.

As of March 31, 2026 and December 31, 2025, the Company had other receivable – related party balances of $nil and $nil, respectively.

Product revenue – related party

To promote adoption of Kami’s cloud subscription services, Kami launched a promotional campaign beginning in the third quarter of 2024 under which customers received a complimentary security camera upon subscribing to Kami’s cloud services. As part of this promotion, Kami purchased security cameras from the Company.

For the three months ended March 31, 2026 and 2025, product revenue - related party from Kami was $nil and $134, respectively. The decline in 2026 reflects reduced promotional procurement activity following the initial launch of the promotional campaign in 2025.

Consulting fee

The Company engaged certain employees of Kami Vision Incorporated (“Kami”) to provide services as contractors. the Company paid Kami service fees of $33,611 and $74,486 for the three months ended March 31, 2026 and 2025, respectively. These amounts were recorded within general and administrative expenses in the consolidated statements of operations.

There were no outstanding balances payable to Kami related to consulting services as of March 31, 2026 or December 31, 2025.

Sean Da

As of March 31, 2026 and December 31, 2025, amounts due from the Company’s majority stockholder were $146,979 and $440,596, respectively, and are included within “other receivable – related party” in the consolidated balance sheets. These balances primarily represent advances made for business travel and related expenditures incurred on behalf of the Company.

As of December 31, 2025, the balance of $440,596 represented a note receivable - stockholder, which was fully repaid as of March 31, 2026.

Beginning in 2025, the Company made advance payments to the Company’s majority stockholder, Sean Da, to cover business travel and other operating expenditures incurred on behalf of the Company. These advances are recorded within “other receivable – related party” until the related expenses are substantiated and recognized in the Company’s financial statements.

During three months ended March 31, 2026, business travel expenses of $21,736 were incurred on behalf of the Company and recognized as operating expenses. As of March 31,2026, the remaining balance of $146,979 represents unsubstantiated or unused advances and is included in “other receivable – related party.” Of the $146,979, $50,000 was collected as of May 18, 2026.

	March 31,		December 31,
	2026		2025
	Balance	% of Total Asset	Balance	% of Total Asset
Other receivable – related party	146,979	1%	440,596	0%
Total	$146,979	1%	$440,596	0%

ZKCam Technology Limited

	March 31,		December 31,
	2026		2025
	Balance	% of Total Assets	Balance	% of Total Assets
Accounts receivable - related party	$569,252	5%	$433,888	3%
Total	$569,252	5%	$433,888	3%

ZKCam Technology Limited (“ZKCam”) is an affiliate of the Company. The Company commenced product sales to ZKCam in 2025 following the execution of a product sales agreement in the same year. Transactions with ZKCam are conducted in the ordinary course of business and primarily consist of the sale of products.

For the three months ended March 31, 2026 and 2025, product revenue recognized from ZKCam totaled $135,364 and $nil, respectively.

Amounts due from ZKCam primarily arose from these product sales and represent trade receivables generated in the normal course of business. As of March 31, 2026, the outstanding balance due from ZKCam was $569,252, which is included in accounts receivable – related party in the consolidated balance sheets. These receivables are unsecured, non-interest-bearing, and due on demand. The Company evaluates the collectability of related party receivables on an ongoing basis and believes the outstanding balance as of March 31, 2026 is fully collectible.

Shanghai Xiaoyun Technology Co., Ltd.

	March 31,		December 31,
	2026		2025
	Balance	% of Total Assets	Balance	% of Total Assets
Other receivable - related party	$4,143	0%	$4,035	0%
Accounts Receivable - related party	$517	0%	$-	-%
Total	$4,660	0%	$4,035	0%

Shanghai Xiaoyun Technology Co., Ltd. (“Xiaoyun”) was previously a variable interest entity (“VIE”) of the Company and was deconsolidated in December 2025 when the Company ceased to meet the criteria for consolidation.

Following the deconsolidation, Xiaoyun is considered a related party of the Company.

After the deconsolidation, due to the transition period, some product links of certain Amazon UK stores have not been removed from the website. AMC still sells some products through Amazon stores in Europe. After evaluation by the management, these sales are considered as direct transactions with Xiaoyun

Amounts due from Xiaoyun primarily arose from transactions in the ordinary course of business subsequent to deconsolidation. The balance outstanding as of March 31, 2025 represents trade receivables, is non-interest-bearing, and is due on demand.

During the three months ended March 31, 2026 and 2025, product revenue recognized from Xiaoyun totaled $517 and $nil, respectively. As of March 31, 2026 and December 31, 2025, the remaining Other receivable - related party balance was $4,143 and $4,035, respectively.

The Company evaluated and recorded the related-party receivable balance as of March 31, 2026 based on the underlying books and records. Management assesses collectability on an ongoing basis and believes the amount is recoverable as of March 31, 2026.

Kunshan Ant Vision Electronic Technology Co., Ltd

	March 31,		December 31,
	2026		2025
	Balance	% of Total Assets	Balance		% of Total Assets
Accounts Receivable - related party	$667	1%		$-	-%
Total	667	1%	$		-%

	March 31,		December 31,
	2026		2025
	Balance	% of Total Liabilities	Balance	% of Total Libilities
Other payable - related party	$1,786	1%	$-	-%
Total	$1,786	1%	$-	-%

Kunshan Ant Vision Electronic Technology Co., Ltd(“Yishijue”) was previously a variable interest entity (“VIE”) of the Company and was deconsolidated in December 2025 when the Company ceased to meet the criteria for consolidation.

Following the deconsolidation, Yishijue is considered a related party of the Company.

After the deconsolidation, due to the transition period, some product links of certain Amazon European stores have not been removed from the website. AMC still sells some products through Amazon stores in Europe. After evaluation by the management, these sales are considered as direct transactions with Yishijue

Amounts due from Yishijue primarily arose from transactions in the ordinary course of business subsequent to deconsolidation. The balance outstanding as of March 31, 2025 represents trade receivables, is non-interest-bearing, and is due on demand.

During the three months ended March 31, 2026 and 2025, product revenue recognized from Yishijue totaled $667 and $nil, respectively. As of March 31, 2026 and December 31, 2025, the remaining Other payable - related party balance was $1,786 and $nil, respectively.

The Company evaluated and recorded the related-party receivable balance as of March 31, 2026 based on the underlying books and records. Management assesses collectability on an ongoing basis and believes the amount is recoverable as of March 31, 2026

7.	ACCRUED AND OTHER LIABILITIES

As of March 31, 2026 and December 31, 2025, total accrued expenses and other liabilities were $672,727 and $701,844, respectively. Accrued expenses and other liabilities primarily consist of short-term operational obligations, including credit card payables, insurance premiums payable, attorney fees payable, audit fees payable, and other miscellaneous accrued expenses.

The overall decrease of $29,117 from December 31, 2025 to March 31, 2026 was primarily driven by lower professional fee accruals. Audit fees payable increased significantly from $33,033 to $176,400, reflecting ongoing audit and financial reporting activities, and attorney fees payable of $125,000 were recognized in the current period. In addition, credit card payables of $18,533 as of March 31, 2026 represent routine operating expenditures incurred but not yet settled at period end.

These increases were partially offset by a decrease in other payables, which declined from $372,591 to $169,734, primarily due to the settlement of prior period accrued obligations. Insurance premiums payable also decreased from $187,198 to $134,225 as a result of payments made during the quarter.

	March 31,	December 31,
	2026	2025
Credit card payable	$18,533	$-
Insurance premiums	134,225	187,198
Attorney fees payable	125,000	-
Audit fees payable	176,400	33,033
Other payable	218,569	481,613
Total accrued and other liabilities	$672,727	$701,844

8.	WARRANTY LIABILITIES

The Company estimates warranty liabilities based on historical product replacement rates, expected future claims, and estimated shipping and handling costs per unit. Management periodically reassesses the adequacy of the warranty reserve and adjusts the provision as necessary based on actual claims experience and updated assumptions.

In estimating warranty liabilities, the Company considers historical claim rates, product-specific performance, and applicable warranty terms, including extended warranty periods in certain markets. For products sold in Europe, which are generally subject to a two-year warranty period, the Company’s estimate incorporates expected claims over the applicable coverage period.

For the three months ended March 31, 2026 and 2025, the Company recognized warranty expenses of $1,499 and $9,426, respectively. Warranty claim costs incurred during the three months ended March 31, 2026 were not material, compared to $332 for the same period in 2025.

As of March 31, 2026 and December 31, 2025, the total warranty liabilities were $38,332 and $36,833, respectively, of which $31,493 and $30,023 were classified as current, and $6,839 and $6,810 were classified as non-current, respectively.

The following table presents the movement of product warranty liabilities for the three months ended March 31, 2026 and 2025.

	Three months ended March 31,
	2026	2025

Balance at the beginning of the period	$36,833	$83,284
Provision for warranties, net	1,499	9,426
Warrant costs incurred	-	(332)
Balance at the end of the period	$38,332	$92,378
Including:
Current portion	$31,493	$75,281
Non-current portion	$6,839	$17,097

9.	LEASE

The Company determines whether an arrangement is or contains a lease at inception. Lease agreements under which the Company is a lessee are evaluated for classification as either finance or operating leases. The Company’s leases are classified as operating leases. Operating lease right-of-use (“ROU”) assets and corresponding lease liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. The ROU asset represents the Company’s right to use the underlying asset during the lease term, and the lease liability represents the Company’s obligation to make lease payments. As most of the Company’s leases do not provide an implicit interest rate, the Company uses its incremental borrowing rate, determined based on information available at the lease commencement date, to measure the present value of lease payments.

Leases with an initial term of 12 months or less are not recorded on the Company’s consolidated balance sheets. Instead, lease expense for these short-term leases is recognized on a straight-line basis over the lease term. The Company has elected the practical expedient to account for lease and non-lease components as a single lease component.

The Company leases office space in New York City under an operating lease with a term of approximately 39 months, which includes an option to renew. The lease requires fixed monthly payments and does not include variable lease payments based on an index or rate.

In addition, on January 5, 2026, the Company, through its subsidiary AMCV Company Limited, entered into a lease agreement for office space in Vietnam with an initial term of 12 months. This lease qualifies as a short-term lease under ASC 842, and accordingly, no ROU asset or lease liability has been recognized. Instead, lease payments are recognized as rent expense on a straight-line basis over the lease term. Rent expense related to this lease was approximately $368 for the three months ended March 31, 2026.

For the three months ended March 31, 2026, the Company recognized operating lease expense of $14,210, primarily related to its New York office lease. No lease expense was recognized for the three months ended March 31, 2025.

As of March 31, 2026, the Company’s operating lease ROU asset and total lease liability were $88,354 and $96,051, respectively, compared to $101,221 and $110,102 as of December 31, 2025. The decrease reflects ongoing amortization of the ROU asset and payments made against the lease liability during the period.

The components of operating lease expense for the three months ended March 31, 2026 and 2025 were as follows:

Operating Lease Expense

	Three Months Ended
	March 31,
	2026	2025

Operating lease expense	$14,210	$-

Right-of-Use Asset and Lease Liability

	March 31,	December 31,
	2026	2025

Operating lease right-of-use assets	$88,354	$101,221
Short-term operating lease liabilities	(58,120)	(57,349)
Long-term operating lease liabilities	(37,931)	(52,753)
Total operating lease liabilities	$(96,051)	$(110,102)

Weighted-Average Lease Term and Discount Rate

	March 31,	December 31,
	2026	2025

Weighted average lease term	1.75	1.9
Weighted average discount rate	5.49%	5.49%

Supplemental Cash Flow Information

	March 31,	December 31,
	2026	2025

Supplemental noncash information:
Right-of-use asset obtained in exchange for lease obligations	$-	$168,418

Future Minimum Lease Payments

The following table summarizes the Company’s future lease payments under the operating lease as of March 31, 2026

Future lease commitments	Commitments

2026 (remaining of the year)	$46,182
2027	53,878
Total Lease Payments	$100,060
Less: imputed interest	(4,009)
Less: prepayments	-
Present value of lease liabilities	$96,051
Current portion of obligations under operating leases	58,120
Obligations under operating leases, non-current	37,931

10.	CONCENTRATION RISK

Customer Concentration

The Company’s revenues are concentrated among a limited number of customers. The following customer accounted for 10% or more of total revenues for the three months ended March 31, 2026 and 2025:

	Three months ended
	March 31,
	2026	2025

Kami Vision Incorporated	80%	32%

As of March 31, 2026, and December 31, 2025, the following customer accounted for 10% or more of total accounts receivable – related party:

	March 31,	December 31,
	2026	2025

Kami Vision Incorporated	82%	79%
ZKCam Technology Limited	18%	21%

The loss of this customer or a significant reduction in purchases by this customer could have a material adverse effect on the Company’s business, financial condition, and results of operations.

Supplier Concentration

The Company relies on a limited number of suppliers for its inventory purchases. The following suppliers accounted for 10% or more of total purchases for the three months ended March 31, 2026 and 2025:

	Three months ended
	March 31,
	2026	2025

Senslab Technology Co., Ltd (related party)	0%	100%
ZKCam Technology Limited (related party)	83%	0%
Third-party supplier	%	0%

11.	STOCKHOLDERS’ EQUITY

The Company’s stockholders’ equity reflects the capital structure established upon the completion of the Business Combination on December 9, 2025, which was accounted for as a reverse recapitalization in accordance with ASC 805. Under this method of accounting, the Company was treated as the accounting acquirer and AlphaVest Acquisition Corp. (“AlphaVest”) was treated as the acquired company for financial reporting purposes.

In connection with the Business Combination, AlphaVest held approximately $11.5 million in its trust account prior to redemptions. Following redemptions of approximately $2.6 million, the Company received net trust proceeds of approximately $8.9 million. In connection with the closing of the Business Combination on December 9, 2025, the Company received $8.0 million in gross proceeds from PIPE financing. In connection with the PIPE financing, the Company also issued warrants that were initially classified as a derivative liability under ASC 815. Upon the closing of the Business Combination and related transactions, the warrants no longer met the criteria for liability classification, and the remaining fair value was reclassified to additional paid-in capital. As of March 31, 2026, no PIPE warrant liability remained outstanding.

As a result of the reverse recapitalization, AlphaVest’s historical equity was eliminated and replaced with the equity structure of the combined company, including the retroactive restatement of shares and per share amounts for all periods presented.

During the three months ended March 31, 2026, the Company issued 5,000 shares of common stock upon the exercise of warrants at an exercise price of $4.017 per share, resulting in total cash proceeds of $20,085. The proceeds were recorded as an increase to common stock and additional paid-in capital. As a result, the Company’s total shares of common stock outstanding increased from 22,595,363 as of December 31, 2025 to 22,600,363 as of March 31, 2026.

There were no other material changes to stockholders’ equity during the three months ended March 31, 2026. Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 for additional details regarding the Business Combination.

12.	SEGMENT REPORTING

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

The Company operates online stores on e-commerce platforms with separate platform accounts serving North America and Europe. Accordingly, the Company has identified two reportable operating segments: (1) North America (including assets and operating results of AMCV) and (2) Europe. Revenue generated through these e-commerce platforms is the primary performance indicator, as the Company’s business model is focused on selling products through online marketplace stores.

Following the termination of the Company’s variable interest entity (“VIE”) arrangements in December 2025, the Company no longer has operations in China, and therefore does not present a China segment for the three months ended March 31, 2026.

Segment revenues are directly attributed to the geographic region in which the sales are generated. Cost of revenues and operating expenses are allocated based on the relative proportion of revenue generated by each segment. Interest income and interest expense are allocated based on the use of underlying assets or liabilities within each segment. Other segment expenses are not material individually and are not presented separately.

	Three months ended			Three months ended
	March 31,			March 31,
	2026			2025
	North America	Europe	Total	North America	Europe	China	Total

REVENUES
Product revenue	$104,528	$-	$104,528	$823,942	$397,861	$-	$1,221,803
Product revenue - related party	132,854	1,184	134,038	134	-	-	134
Revenue share – related party	752,256	3,752	756,008	384,805	185,783	-	570,588
Intelligent Information Service - related party	156,601	781	157,382	-	-	-	-
AI Service Sharing - related party	32,498	162	32,660	-	-	-	-
Total Revenues	1,178,737	5,879	1,184,616	1,208,881	583,644	-	1,792,525
Less:
Cost of Revenue:
E-commerce platform expenses	16,494	82	16,576	240,065	115,903	-	355,968
Product cost	139,618	1,184	140,802	613,452	296,172	-	909,624
Delivery and freight cost	6,242	31	6,273	8,888	4,290	-	13,178
Inventory impairment losses	307	2	309	17,147	8,278	-	25,425
Total Cost of Revenue	162,661	1,299	163,960	879,552	424,643	-	1,304,195
Gross Profit	1,016,076	4,580	1,020,656	329,329	159,001	-	488,330
Less:
Operating Expenses:
Marketing and advertising	9,418	47	9,465	266,176	128,510	-	394,686
Consulting fee	33,444	167	33,611	60,052	28,993	-	89,045
Warranty expense	1,493	7	1,500	6,357	3,069	-	9,426
Payroll expenses	218,814	1,091	219,905	81,408	39,304	-	120,712
Professional fees	320,628	1,599	322,227	286,401	138,273	-	424,674
Travel and entertainment	29,589	148	29,737	17,399	8,400	-	25,799
(Reversal)/provision for credit losses - related party	-	-	-	-	-	-	-
Office expenses	19,352	97	19,449	4,068	1,965	-	6,033
Sales tax	14,510	72	14,582	11,359	5,484	-	16,843
State B&O tax	-	-	-	30	-	-	30
Other segment expenses	240,441	1,199	241,640	100,088	48,323	424	148,835
Plus:
Other Income/(Expenses):
Marketing campaign	-	-	-	461,222	222,676	-	683,898
Interest income	28,509	142	28,651	318	-	-	318
Loss on deconsolidation	-	-	-			-
Interest expense	-	-	-	(9)	-	(16,493)	(16,502)
Other income	-	-	-	9,516	4,594	-	14,110
Other expense	(9,443)	(47)	(9,490)	(4,670)	(2,255)	-	(6,925)
Less:
Income tax	(2,089)	(10)	(2,099)	4,323	-	-	4,323
Segment Net Income (Loss)	$145,363	$238	$145,601	$(41,955)	$(18,305)	$(16,917)	$(77,177)

The following table presents total assets by segment as of March 31, 2026 and December 31, 2025.

	March 31, 2026			December 31, 2025
	North America	Europe	Total	North America	Europe	China	Total
TOTAL SEGMENT ASSETS	$11,243,622	$56,080	$11,299,702	$7,595,063	$3,577,523	-	$11,172,586

13.	TAXATION

The Company’s provision for income taxes for the three months ended March 31, 2026 and 2025 consisted of the following:

	Three months ended
	March 31,
	2026	2025

Current tax provision	$2,099	$4,323
Deferred tax provision	-	-
Total provision for income taxes	$2,099	$4,323

Income Tax

The Company is subject to U.S. federal and state income taxation. For the three months ended March 31, 2026 and 2025, the Company recorded state income tax expense of approximately $2,099 and $4,323, respectively, and no federal income tax expense in either period.

The Company’s effective tax rate is 1.42% for the three months ended March 31, 2026 , compared to (5.93%) in the same period last year. Our effective tax rate is higher than the U.S. federal statutory tax rate primarily as a result of projected full year profits in US.

Realization of a portion of the Company’s deferred tax assets is dependent upon the Company generating sufficient taxable income in future years to obtain benefit from the reversal of temporary differences.

Management considered all available evidence under existing tax law and anticipated expiration of tax statutes and determined that a full valuation allowance was required as of March 31, 2026.

We have not completed a study to determine whether and ownership change per the provisions of Section 382 of the Internal Revenue Code of 1986, as amended, as well as similar state provisions, has occurred. Utilization of the Company’s net operating loss and income tax credit carryforwards may be subject to a substantial annual limitation due to ownership changes that may have occurred or that could occur in the future. These ownership changes may limit the amount of the net operating loss and income tax credit carryover that can be utilized annually to offset future taxable income. In general, an “ownership change” as defined by Section 382 of the Code results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50 percentage points of the outstanding stock of a company by certain stockholders. Currently the approximately 70% of the Company is owned by a single shareholder since the inception of the Company through 3/31/2026, it is unlikely that a section 382 ownership change has occurred.

The following table reconciles the U.S. federal statutory income tax rate to the Company’s effective tax rate for the three months ended March 31, 2026 and 2025:

	Three months ended March 31,
	2026($)	2026(%)	2025 ($)		2025(%)
Tax provision	$31,017	21%		$(15,299)	21.00%
Effect of State taxes	$1,658	1.12%		$3,415	(4.69)%
federal effect of state tax in deferred	$1,427	0.97%		$12,785	(17.55)%
Foreign tax rate differential	$-	0.00%		$3,553	(4.88)%
R&D tax credits	$-)	0.00%	$	-)	0.00%
Change in valuation allowance	$(29,270)	(19.82)%		$1,374	(1.89)%
Credits generated in current year	$(1,181)	0.80%		$(1,507)	2.07%
FDII	$(1,054)	0.71%		$-	0.00%
Permanent differences	$-	0.00%		$2	0.00%
RTP	$-	0.00%		$-	0.00%
Federal Tax - PY	$-	0.00%		$-	0.00%
Federal Penalties	$-	0.00%		$-	0.00%
Rounding	$(499)	(0.34)%		-	0.00%
Effective tax rate	$2,099	1.42%		$4,323	(5.93)%

Deferred Tax

As of March 31, 2026 and December 31, 2025, the Company had no net deferred tax assets due to a full valuation allowance recorded against its deferred tax assets. The components of deferred tax assets and liabilities were as follows:

	March 31,	December 31,
	2026	2025

Deferred tax asset attributable to:
Tax effect of net operating losses carried forward	$277,994	$290,635
Section 174 costs, net	49,891	66,522
Warranty liabilities	9,673	9,295
Inventory reserve	67,431	67,431
Tax credits	66,912	66,716
State tax	(19,562)	(18,793)
Lease Liability	13,312	27,784
Right of Use Asset	(12,266)	(25,543)
FIN 48	1,392	-
Deferred tax assets	454,777	484,047
Less: valuation allowance	(454,777)	(484,047)
Deferred tax assets, net	$-	$-

In assessing the realizability of deferred tax assets, management evaluates whether it is more likely than not that such assets will be realized. Based on available evidence, including historical operating results, cumulative losses, projected future taxable income, and tax planning strategies, management determined that a full valuation allowance was required as of March 31, 2026 and December 31, 2025.

As of March 31, 2026, the Company had federal net operating loss carryforwards of approximately $1.2 million and state net operating loss carryforwards of approximately $0.6 million, which may be available to offset future taxable income, subject to applicable limitations.

Uncertain Tax Positions

In accordance with authoritative guidance, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. The Company provided for state taxes for which the Company has a state filing requirement but has chosen not to file in these states.

The Company recognizes interest and penalties related to unrecognized tax positions within the income tax expense line in the accompanying consolidated statements of operations. If the uncertain tax positions were recognized, there would not be a material impact on the effective tax rate. There were no accrued interest and penalties associated with uncertain tax positions as of March 31, 2026 or December 31, 2025.

A reconciliation of the amount of unrecognized tax benefits is as follows:

	March 31,	December 31,
	2026	2025

Beginning balances	$6,627	$6,627
Increases related to current year tax positions	-	-
Ending balances	$6,627	$6,627

The Company is not currently under examination by federal, state, or foreign taxing authorities. As of March 31, 2026, the Company’s 2021 through 2024 tax years generally remain subject to examination for U.S. federal and state income tax purposes. In certain state jurisdictions where the Company may have nexus but has not filed income tax returns, the statute of limitations may remain open indefinitely. The Company’s foreign subsidiaries remain subject to examination by the relevant tax authorities in their respective jurisdictions.

On July 4, 2025, the U.S. enacted the One Big Beautiful Bill Act. AMC is still evaluating elections it may be eligible to make, so currently not possible to evaluate the impact of the law change to AMC.

14.	COMMITMENTS AND CONTINGENCIES

In the ordinary course of business, the Company may be subject to various commitments and contingencies, including contractual obligations and potential legal matters.

The Company evaluates such matters in accordance with ASC 450, Contingencies, and records a liability when it is probable that a loss has been incurred and the amount can be reasonably estimated. If a loss is reasonably possible but not probable, or if the amount cannot be reasonably estimated, the Company discloses the nature of the contingency.

As of March 31, 2026 and December 31, 2025, the Company was not subject to any material pending or threatened litigation, claims, or assessments, and did not have any material commitments or contingencies that required accrual or disclosure in the condensed consolidated financial statements.

15.	SUBSEQUENT EVENTS

In accordance with ASC Topic 855, Subsequent Events, which establishes general standards for the accounting and disclosure of events that occur after the balance sheet date but before the financial statements are issued, the Company has evaluated all events and transactions that occurred after March 31, 2026 through the date the consolidated financial statements were issued.

Based on this evaluation, management determined that there were no subsequent events that required recognition or disclosure in the accompanying consolidated financial statements.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

Our Company and our Business Overview

AMC Robotics Corporation became publicly listed through its business combination with AlphaVest Acquisition Corp. in December 2025. The transaction was accounted for as a reverse recapitalization, with AMC Corporation deemed the accounting acquirer. Accordingly, the historical financial statements of AMC Corporation form the basis of the Company’s consolidated financial statements.

The Company distributes security camera products through e-commerce platforms across the United States, Canada, and Europe. Its product offerings are primarily focused on residential and small business applications, including indoor and outdoor smart cameras.

Prior to December 2025, certain e-commerce platform accounts were operated through arrangements with third-party entities, including Ants, Xiaoyun, and Yishijue, pursuant to authorization agreements. As of December 1, 2025, the Company terminated the contractual arrangements with Xiaoyun and Yishijue, resulting in the deconsolidation of these variable interest entities. Following such termination, the Company operates its business without reliance on VIE structures.

Recent Development and Future Objectives

Business Combination

In December 2025, the Company completed its business combination with AlphaVest Acquisition Corp., as a result of which AMC Corporation became a wholly owned subsidiary of AMC Robotics Corporation. The transaction was accounted for as a reverse recapitalization, with AMC Corporation deemed the accounting acquirer for financial reporting purposes.

Private Investment in Public Equity (“PIPE”) Financing

In connection with the Business Combination, the Company completed a PIPE financing that generated gross proceeds of $8.0 million. The PIPE financing closed concurrently with the Business Combination, and the Company issued warrants to investors as part of the transaction.

Revenue Streams

During 2025, the Company’s revenue mix shifted, with a decline in product sales and the introduction of a revenue-sharing arrangement with its related party, Kami Vision Inc.. Under this arrangement, the Company is entitled to a percentage of revenue generated from intelligent information services. This revenue stream continued during the three months ended March 31, 2026.

Business Outlook

The Company intends to continue generating revenue from its existing product lines while advancing its strategy to develop and deploy autonomous robotic systems and intelligent security solutions. Management expects that continued execution of this strategy may improve margins and support long-term growth, although the timing and extent of such improvements remain subject to market conditions and execution risks.

Executive Summary of Financial Performance

	Three months ended March 31,
(in USD)	2026	2025	$ change	% Change
Total Revenue	1,184,616	1,792,525	(607,909)	(34)%
Cost of Revenue	(163,960)	(1,304,195)	1,140,235	87%
Gross Profit	1,020,656	488,330	532,326	109%
Operating Income (Loss)	128,539	(747,753)	876,292	NM
Net Income (Loss)	145,601	(77,177)	222,778	NM

The Company’s financial performance for the three months ended March 31, 2026 reflects a shift in operating focus toward profitability, cost efficiency, and higher-margin revenue streams.

Total revenue decreased by $607,909, or 34%, to $1,184,616 for the three months ended March 31, 2026, compared to $1,792,525 for the same period in 2025. The decline was primarily attributable to a reduction in lower-margin product sales and decreased e-commerce volume. Correspondingly, cost of revenue decreased by $1,140,235, or 87%, to $163,960, reflecting improved cost discipline, reduced inventory-related inefficiencies, and a shift in revenue mix.

As a result, gross profit increased by $532,326, or 109%, to $1,020,656, compared to $488,330 in the prior-year period. Gross margin expanded significantly from approximately 27% for the three months ended March 31, 2025 to approximately 86% for the three months ended March 31, 2026. This improvement was primarily driven by reduced inventory impairment, improved procurement and cost controls, and a higher contribution from revenue-sharing and service-based revenue streams.

Operating results improved from a loss of $747,753 for the three months ended March 31, 2025 to operating loss of $128,539 for the three months ended March 31, 2026, representing an improvement of approximately $876,292. This improvement was primarily attributable to higher gross profitability and significantly reduced discretionary spending, particularly in sales and marketing expenses, while general and administrative expenses remained relatively consistent between periods.

For the three months ended March 31, 2026, the Company reported net income of $145,601, compared to a net loss of $77,177 for the three months ended March 31, 2025, representing an improvement of approximately $222,778. The improvement in net results reflects enhanced cost efficiency and improved gross margins, partially offset by changes in other income and expense items.

Liquidity remained strong, with cash and cash equivalents of $6,632,619 as of March 31, 2026, compared to $7,004,601 as of December 31, 2025, a decrease of $371,982. The decrease was primarily attributable to operating cash outflows during the period, partially offset by proceeds from warrant exercises.

Compared to March 31, 2025, cash and cash equivalents increased $6.4 million, reflecting proceeds received in connection with the Business Combination and related financing activities completed in December 2025. The Company’s strengthened liquidity position has enhanced its ability to support working capital needs and execute its operational strategy.

During the three months ended March 31, 2026, the Company continued to focus on improving profitability, enhancing cost efficiency, and maintaining a disciplined approach to managing its balance sheet.

Revision of Previously Issued Financial Statements

During the preparation of the Company’s unaudited condensed consolidated financial statements for the quarter ended March 31, 2026, management identified certain immaterial prior period errors primarily related to omitted accruals for professional service fees in the Company’s previously issued consolidated financial statements for the year ended December 31, 2025. Management concluded that the errors were not material to the previously issued annual financial statements for the year ended December 31, 2025 and, therefore, restatement of the previously issued financial statements was not required. However, management further concluded that recording the correction entirely within the quarter ended March 31, 2026 would materially misstate the Company’s results for the interim period. Accordingly, the Company revised the comparative balance sheet as of December 31, 2025 included in the unaudited condensed financial statements to correct such immaterial prior period errors.

Results of Operations

The Company’s results of operations for the three months ended March 31, 2026 were characterized by declining revenue but significantly improved profitability, driven by changes in revenue composition, cost structure, and operational discipline.

The most significant drivers of the year-over-year changes include:

●	A shift away from inventory-intensive product sales toward higher-margin revenue-sharing arrangements

●	A substantial reduction in inventory impairment and excess stock

●	Improved cost alignment with revenue levels, particularly in logistics and marketing

●	Continued reliance on related-party transactions as a key component of both revenue and profitability

These changes reflect a broader strategic repositioning of the Company toward a more sustainable and capital-efficient operating model.

Revenue

	Three months ended March 31,
Revenue Component	2026	2025	$ Change	% Change
Product revenue	102,018	1,221,803	(1,119,785)	(92)%
Product revenue – related party	136,548	134	136,414	1,018%
Revenue share – related party	946,050	570,588	375,462	66%
Total Revenue	1,184,616	1,792,525	(607,909)	(34)%

Total revenue for the three months ended March 31, 2026 was $1,184,616, a decrease of $607,909, or 34%, compared to $1,792,525 for the same period in 2025. The decline was primarily attributable to a significant reduction in third-party product revenue, partially offset by increases in revenue derived from related party arrangements.

Product revenue decreased by $1,119,785, or 92%, to $102,018 for the three months ended March 31, 2026, compared to $1,221,803 in the prior-year period. The decrease reflects reduced sales volume and a strategic shift away from lower-margin product lines, resulting in a contraction of traditional inventory-based sales activities.

Product revenue from related parties increased by $136,414 to $136,548 for the three months ended March 31, 2026, compared to $134 in the prior-year period. While the increase is significant on a percentage basis, related party product revenue remains a relatively small portion of total revenue. The increase reflects expanded transactions with affiliated entities as part of the Company’s evolving commercial relationships.

Revenue share from related parties increased by $375,462, or 66%, to $946,050 for the three months ended March 31, 2026, compared to $570,588 in the prior-year period. This category represents the Company’s participation in revenue-sharing arrangements, including cloud-based services and intelligent information services introduced in 2025. Revenue share has become the largest contributor to total revenue in the current period, reflecting continued growth in these collaborative arrangements.

The overall change in revenue composition reflects a shift from traditional product sales toward revenue-sharing and service-based models. These arrangements generally involve lower direct costs and reduced working capital requirements compared to inventory-based sales. Management believes this transition supports a more scalable and potentially higher-margin revenue structure over time, although total revenue declined in the current period due to the reduction in product sales.

Cost of Revenue and Gross Profit

	Three months ended March 31,
	2026	2025	$ Change
Cost of Revenue	(163,960)	(1,304,195)	1,140,235
Gross Profit	1,020,656	488,330	532,326
Gross Margin	86%	27%	59 pts

Cost of revenue for the three months ended March 31, 2026 was $163,960, compared to $1,304,195 in the prior-year period, a decrease of $1,140,235. Gross profit increased to $1,020,656 from $488,330, resulting in gross margin improving to 86% from 27%.

The decrease in cost of revenue was primarily driven by significantly lower product-related costs, including reduced inventory-related charges and lower sales volume. In addition, logistics, fulfillment, and platform costs declined in line with reduced inventory-based sales activity.

The improvement in gross margin also reflects a shift in revenue mix toward revenue-sharing and service-based arrangements, which generally carry lower direct costs compared to product sales. Overall, the results indicate a more favorable cost structure in the current period.

Operating Expenses

	Three months ended March 31,
Expense Category	2026	2025	$ Change	% Change
General & Administrative	854,786	817,412	37,374	5%
Sales & Marketing	14,332	404,112	(389,780)	(96)%
Research & Development	22,999	14,559	8,440	58%
Total Operating Expenses	892,117	1,236,083	(343,966)	(28)%

Total operating expenses for the period were $892,117, compared to $1,236,083 in the prior-year period, representing a decrease of $343,966, or 28%. The overall reduction was primarily driven by a significant decrease in sales and marketing expenses.

General and administrative expenses were $854,786, compared to $817,412 in the prior-year period, an increase of $37,374, or 5%. The increase was primarily attributable to higher professional fees and other administrative costs associated with operating as a public company following the Business Combination.

Sales and marketing expenses decreased to $14,332 from $404,112, a decline of $389,780, or 96%, primarily due to reduced promotional activities.

Research and development expenses increased to $22,999 from $14,559, an increase of $8,400, or 58%, reflecting continued investment in product and technology development.

Overall, the decrease in total operating expenses was mainly attributable to lower sales and marketing spending, partially offset by increased general and administrative expenses and continued investment in research and development.

Other Income (Expense)

	Three months ended March 31,
	2026	2025	$ Change
Other income – related party	-	683,898	(683,898)
Other income (expense), net	(9,490)	7,185	(16,675)
Interest income	28,651	318	28,333
Interest expense – related party	-	(16,502)	16,502
Total Other Income (loss), Net	19,161	674,899	(655,738)

Total other income, net was $19,161 for the three months ended March 31, 2026, compared to $674,899 in the prior-year period, a decrease of $655,738. The decrease was primarily due to the absence of other income from related parties in the current period, compared to $683,898 recognized in the prior-year period.

Interest income increased to $28,651 from $318, reflecting higher cash balances during the period. Other income (expense), net decreased by $16,675, and no related party interest expense was recognized in the current period compared to $16,502 in the prior-year period.

Liquidity and Capital Resources

Liquidity Overview

As of March 31, 2026, the Company had cash and cash equivalents of approximately $6.6 million, compared to approximately $7.0 million as of December 31, 2025, representing a decrease of approximately $0.4 million. The decrease was primarily attributable to operating cash outflows during the period, partially offset by proceeds from warrant exercises.

Compared to March 31, 2025, cash and cash equivalents increased significantly, primarily reflecting proceeds received in connection with the Business Combination and related financing activities completed in December 2025.

The Company’s liquidity position continues to be influenced by several key factors:

● Operating performance, including gross margin and expense management
● Working capital dynamics, particularly receivables and payables, including those with related parties
● Access to external financing, including equity financing and capital markets transactions
● Inventory management, which affects cash utilized in operations

Management believes that the Company’s current cash position, together with expected operating cash flows, will be sufficient to meet its working capital requirements and capital expenditure needs for at least the next twelve months from the issuance date of these financial statements. However, the Company’s future liquidity will depend on its ability to sustain profitability, manage working capital efficiently, and maintain access to capital markets if needed.

Cash Flow Analysis

	Three months ended March 31,
	2026	2025	$ Change
Net cash (used in)/provided by operating activities	(391,580)	203,985	(595,565)
Net cash provided by (used in) investing activities	-	(305,624)	305,624
Net cash provided by (used in) financing activities	20,085	-	20,085

Operating Activities

Net cash used in operating activities was $391,580 for the three months ended March 31, 2026, compared to net cash provided by operating activities of $203,985 in the prior-year period, representing a decrease of $595,565. The use of cash in the current period was primarily driven by changes in working capital, including the timing of collections and payments.

Investing Activities

Net cash provided by investing activities was nil for the three months ended March 31, 2026, compared to net cash used of $305,624 in the prior-year period. The prior-year activity primarily related to transactions involving financial assets, while there were no significant investing activities in the current period.

Financing Activities

Net cash provided by financing activities was $20,085 for the three months ended March 31, 2026, compared to no financing activity in the prior-year period. The current period activity primarily reflects proceeds from financing-related transactions.

Capital Resources

The Company’s capital resources consist primarily of cash on hand and, to a lesser extent, cash generated from operations. Following the Business Combination completed in December 2025, the Company significantly improved its liquidity and capital structure through the receipt of trust proceeds and PIPE financing. The Company may continue to rely on related-party transactions and financing arrangements, as well as external financing sources, to support its working capital needs and growth initiatives as necessary.

The Company’s capital requirements are driven primarily by working capital needs, operating expenses (including public company costs), and potential investments in product development and service offerings. The Company currently does not maintain a revolving credit facility or other committed borrowing arrangements.

Management expects that the Company’s current cash position and anticipated operating cash flows will be sufficient to meet its short-term liquidity needs. However, the Company may seek additional financing to support future growth initiatives or respond to changing market conditions.

Contractual Obligations and Commitments

The Company’s contractual obligations consist primarily of lease obligations, and other operating liabilities, as disclosed in Note 9 - Lease and Note 14 – Commitments and Contingencies.

Lease Obligations (ASC 842)

The Company has operating lease arrangements for office space and facilities. As of March 31, 2026, lease liabilities totaled $96,051, representing the present value of future lease payments. The Company’s undiscounted future minimum lease payments total approximately $100,060. These obligations are not considered a significant liquidity burden.

Purchase Commitments

The Company enters into purchase commitments with suppliers in the normal course of business. These commitments are generally short-term in nature and aligned with expected sales demand. The Company continues to manage inventory levels conservatively, limiting exposure to long-term procurement commitments.

Related Party Obligations

Historically, the Company had obligations to related parties, which were reduced during 2025 through settlement using proceeds from financing activities (see Note 6). As of March 31, 2026, the Company continues to have transactions and balances with related parties in the ordinary course of business; however, outstanding related-party obligations are not material to the Company’s consolidated financial statements.

Other Commitments and Contingencies

The Company may be subject to contingencies, including legal or contractual matters, in the ordinary course of business. Management does not believe that any such matters will have a material adverse effect on the Company’s financial position as of March 31, 2026.

Overall Liquidity Assessment

As of March 31, 2026, the Company’s liquidity position remains strong following the financing activities completed in December 2025. While operating cash flows for the three months ended March 31, 2026 were negative, such usage was primarily driven by working capital timing and does not necessarily reflect a deterioration in underlying operating performance.

The Company’s current liquidity, combined with improved operating performance and reduced reliance on related-party financing, provides a solid financial foundation. However, future liquidity will depend on the Company’s ability to sustain operating performance, effectively manage working capital, and access external financing if needed.

Management believes the Company is well-positioned to meet its near-term obligations and support its ongoing operations and strategic initiatives.

Critical Accounting Policies and Estimates

The preparation of the Company’s unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses, as well as related disclosures. These estimates are based on historical experience, current conditions, and various other assumptions that management believes are reasonable under the circumstances.

Because of the inherent uncertainty involved in making these estimates, actual results could differ materially from those estimates. The Company’s most critical accounting policies are those that involve significant judgment and have a material impact on the financial statements. There have been no material changes to the Company’s critical accounting policies and estimates from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

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

A significant area of judgment involves determining whether the Company acts as a principal or an agent in its revenue arrangements, particularly in transactions involving:

●	E-commerce platform sales

●	Related-party revenue-sharing arrangements (see Note 6 – Related Party Transactions)

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

The Company evaluates inventory for excess quantities, obsolescence, and slow-moving items. This evaluation requires significant judgment regarding forecasted demand, product lifecycle and technological obsolescence, and pricing trends and competitive conditions.

During 2025, the Company improved its inventory management practices, resulting in reduced inventory levels and lower impairment charges compared to prior periods. These practices continued during the three months ended March 31, 2026. However, inventory valuation remains sensitive to changes in demand patterns, product innovation cycles, and market conditions, which could result in additional write-downs in future periods.

Allowance for Expected Credit Losses (ASC 326)

The Company accounts for expected credit losses under ASC 326 using a loss-rate methodology based on historical credit loss experience, current economic conditions, and forward-looking information.

A significant portion of the Company’s accounts receivable is due from related parties (see Note 8), which introduces concentration risk. Management evaluates collectability on an ongoing basis, considering factors such as the financial condition of counterparties, payment history, and contractual terms.

While historical credit losses have been limited, changes in the financial condition of related parties or business relationships could result in increased credit loss provisions in future periods.

Warranty Liabilities

The Company provides warranties on certain products and recognizes a liability for estimated warranty costs at the time of sale.

Warranty liabilities are estimated based on historical claim rates, product failure trends, and estimated repair or replacement costs. These estimates require judgment and may be affected by changes in product design, manufacturing quality, or customer usage patterns. Actual warranty costs may differ from estimates, resulting in adjustments in future periods.

Variable Interest Entity (VIE) Consolidation (ASC 810)

The Company evaluates its involvement with variable interest entities in accordance with ASC 810. A VIE is consolidated if the Company is determined to be the primary beneficiary.

Historically, the Company consolidated certain VIEs that held e-commerce platform accounts. In December 2025, the Company terminated the underlying contractual arrangements and deconsolidated these entities (see Note 1). As of March 31, 2026, the Company does not consolidate these entities.

The evaluation of VIE relationships requires judgment, particularly in assessing contractual arrangements and decision-making authority. Changes in such arrangements or in the Company’s level of involvement could result in future consolidation or deconsolidation.

Related Party Transactions (ASC 850)

The Company engages in transactions with related parties, including revenue-sharing arrangements and product sourcing (see Note 6).

Accounting for related-party transactions requires judgment in determining the appropriate revenue recognition treatment, classification, and presentation. Because these transactions may not be conducted on an arm’s-length basis, there is an increased risk of misstatement if terms are not properly evaluated.

The Company monitors related-party balances and transactions on an ongoing basis to ensure appropriate recognition and disclosure.

Forward Purchase Agreement

In connection with the Business Combination completed in December 2025, the Company entered into a Forward Purchase Agreement (“FPA”) with Harraden Circle Investments. Under the terms of the arrangement, the Company funded prepayments in exchange for the future settlement of shares of its common stock.

During 2025, the Company funded prepayments under the arrangement and received partial settlements. As of December 31, 2025 and March 31, 2026, an FPA subscription receivable of $1,678,678 remained outstanding.

The Company evaluated the FPA and determined that it is appropriately accounted for as an equity transaction. Accordingly, the outstanding balance is presented as a reduction to additional paid-in capital within stockholders’ equity.

There were no material changes to the terms of the FPA during the three months ended March 31, 2026. Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 for additional details regarding the FPA.

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

Off-Balance Sheet Arrangements

As of March 31, 2026, the Company does not have any material off-balance sheet arrangements as defined under Item 303 of Regulation S-K.

Historically, the Company utilized variable interest entities (“VIEs”) to conduct certain e-commerce operations. These VIEs were consolidated in prior periods; however, following the termination of the underlying contractual arrangements in December 2025, the Company deconsolidated these entities. As a result, the Company does not have exposure to the assets, liabilities, or operations of these entities, other than any residual contractual relationships, which are not material.

The Company does not have any material guarantees, retained interests in transferred assets, special purpose entities, or other undisclosed commitments that would be considered off-balance sheet arrangements.

Management believes that the absence of material off-balance sheet arrangements reduces the Company’s exposure to contingent liabilities and supports transparency in its financial reporting.

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

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4 – Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2026, as required by Rules 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934, as amended. Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2026 because of the material weaknesses in internal control over financial reporting described below.

The material weaknesses that have been identified for AMC are as follows:

●	Lack of Experienced Accounting Team - AMC lacks qualified in-house accounting staff and resources with adequate knowledge of U.S. GAAP, and proper period-end financial closing and accrual processes. A third-party consulting firm has been engaged to prepare financial statements and footnote disclosures in accordance with U.S. GAAP.

●	Lack of Duty Segregations - The Company separates the duties at certain areas, but there is only one person responsible for various functions of the Company, including processing payments and Human Resource functions. All other individuals involved in these processes are engaged through independent contractor roles.

●	Lack of sufficient inventory management process and control system - AMC does not have a sufficient inventory management process or control system.

●	Lack of proper approval for related party transactions - AMC lacks a formal approval process for related party transactions.

The Company does not currently maintain a formal internal audit function, which management considered in evaluating the effectiveness of its control environment.

These material weaknesses could result in misstatements of account balances or disclosures that would not be prevented or detected on a timely basis. Accordingly, management concluded that the Company did not maintain effective internal control over financial reporting as of March 31, 2026.

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

Part II - Other Information

Item 5 – Other Information

During the quarter ended March 31, 2026, no director or officer adopted or terminated any (i) “Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K intending to satisfy the affirmative defense conditions of Rule 10b5–1(c) or (ii) “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(c) of Regulation S-K.

Item 6 – Exhibits

Exhibit No.	Description
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File. The cover page XBRL tags are embedded within the Inline XBRL document.

* Filed herewith

** These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMC ROBOTICS CORPORATION

Dated: May 18, 2026	By.	/s/ Shengwei Da
Shengwei Da
Chief Executive Officer
(Principal Executive Officer)

Dated: May 18, 2026	By.	/s/ Min Ma
Min Ma
VP, Finance
(Principal Financial and Accounting Officer)

