Form 10-Q
period 2026-06-30
AMC Robotics Corp
filed 2026-08-14
CIK 1937891

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of August 11, 2026, the registrant had 22,600,363 shares of common stock, $0.0001 par value, outstanding.

Part I - Financial Information

Item 1 – Financial Statements

AMC ROBOTICS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30,	December 31,
	2026	2025
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$4,544,353	$7,004,601
Accounts receivable	268	427
Accounts receivable - related party	3,251,050	2,065,890
Inventories, net	771,483	1,069,465
Prepaid expenses	239,884	355,467
Other receivable	1,607	-
Other receivable - related party, net	216,960	475,909
Advance to suppliers	3,677	3,677
Advance to suppliers – related party	1,077,914	21,387
Prepayment - related party (current)	36,844	60,000
Total current assets	10,144,040	11,056,823
Right-of-use asset	75,298	101,221
Other non-current assets	7,697	7,697
Prepayment - related party	-	6,845
Long-term investment	1,000,000	-
TOTAL ASSETS	$11,227,035	$11,172,586

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable - related party	$1,795	$-
Accrued and other liabilities	786,931	701,844
Tax payable	9,401	6,627
Other payable - related party	1,787	-
Lease liability - current	58,901	57,349
Warranty liabilities - current	32,004	30,023
Total current liabilities	890,819	795,843
Lease liability - noncurrent	22,909	52,753
Warranty liabilities - noncurrent	6,839	6,810
TOTAL LIABILITIES	920,567	855,406

Commitments and contingencies	-	-

Stockholders’ equity
Common stock, $0.0001 par value, 100,000,000 shares authorized, 22,600,363 and 22,595,363 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	2,260	2,260
Additional paid-in capital	37,673,115	37,653,029
Accumulated deficit	(27,368,238)	(27,338,109)
Accumulated other comprehensive loss	(669)	-
Total stockholders’ equity	10,306,468	10,317,180
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$11,227,035	$11,172,586

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

AMC ROBOTICS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	Three months ended		Six months ended
	June 30,		June 30,
	2026	2025	2026	2025
REVENUES
Product revenue	$157,947	$749,313	$259,965	$1,971,116
Product revenue - related party	5,143	146,655	141,691	146,789
Revenue share – related party	774,087	501,307	1,720,137	1,071,895
Total Revenues	937,177	1,397,275	2,121,793	3,189,800
COST OF REVENUES
E-commerce platform expenses	(38,463)	(213,049)	(55,039)	(569,017)
Product cost - related party	(92,490)	(836,639)	(233,292)	(1,746,262)
Delivery and freight cost	(5,997)	(20,358)	(12,270)	(33,536)
Inventory impairment losses	(49,620)	(60,648)	(49,929)	(86,073)
Total Cost of Revenues	(186,570)	(1,130,694)	(350,530)	(2,434,888)
Gross Profit	750,607	266,581	1,771,263	754,912

OPERATING EXPENSES
General and administrative expenses	(884,349)	(784,236)	(1,739,135)	(1,601,648)
Sales and marketing expenses	(19,758)	(208,107)	(34,090)	(612,219)
Research and development expenses	(3,000)	(9,274)	(25,999)	(23,833)
Total Operating Expenses	(907,107)	(1,001,617)	(1,799,224)	(2,237,700)

LOSS FROM OPERATIONS	(156,500)	(735,036)	(27,961)	(1,482,788)

OTHER INCOME (EXPENSES)
Other income - related party	-	533,688	-	1,217,586
Other income (loss), net	(53,927)	(17,863)	(63,417)	(10,678)
Interest income	33,042	131	61,693	448
Interest expense	-	(8,082)	-	(24,584)
Total Other Income (loss), Net	(20,885)	507,874	(1,724)	1,182,772
LOSS BEFORE INCOME TAX	(177,385)	(227,162)	(29,685)	(300,016)
Income tax benefit (expense)	1,655	(1,751)	(444)	(6,074)
NET LOSS	$(175,730)	$(228,913)	$(30,129)	$(306,090)
Other comprehensive loss	(182)	(63)	(669)	(173)
TOTAL COMPREHENSIVE LOSS	$(175,912)	$(228,976)	$(30,798)	$(306,263)

NET LOSS PER SHARE: BASIC	$(0.01)	$(0.01)	$(0.00)	$(0.02)
NET LOSS PER SHARE: DILUTED	$(0.01)	$(0.01)	$(0.00)	$(0.02)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC	22,600,363	18,000,000	22,598,291	18,000,000
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: DILUTED	22,600,363	18,000,000	22,598,291	18,000,000

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

AMC ROBOTICS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

	Common stock		Additional		Accumulated Other
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Comprehensive Loss	Total
Balance as of January 1, 2025	18,000,000	$1,800	$142,899	$(2,470,588)	$(5,726)	$(2,331,615)

Net loss	-	-	-	(77,177)	-	(77,177)
Other comprehensive loss	-	-	-	-	(110)	(110)
Balance as of March 31, 2025	18,000,000	$1,800	$142,899	$(2,547,765)	$(5,836)	$(2,408,902)
Kami subscription contribution	-	-	5,000,000	-	-	5,000,000
Net loss	-	-	-	(228,913)	-	(228,913)
Other comprehensive loss	-	-	-	-	(63)	(63)
Balance as of June 30, 2025	18,000,000	$1,800	$5,142,899	$(2,776,678)	$(5,899)	$2,362,122

Balance as of January 1, 2026	22,595,363	$2,260	$37,653,029	$(27,338,109)	$-	$10,317,180
Issuance of shares from exercise of warrants	5,000	-	20,085	-	-	20,085
Net income	-	-	-	145,601		145,601

Other comprehensive loss	-	-	-	-	(487)	(487)
Balance as of March 31, 2026	22,600,363	$2,260	$37,673,115	$(27,192,508)	$(487)	$10,482,380
Net loss	-	-	-	(175,730)	-	(175,730)
Other comprehensive loss	-	-	-	-	(182)	(182)
Balance as of June 30, 2026	22,600,363	$2,260	$37,673,115	$(27,368,238)	$(669)	$10,306,468

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

AMC ROBOTICS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six months ended
	June 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(30,129)	$(306,090)
Adjustments to reconcile net loss to net cash (used in)/provided by operating activities:
Provision for warranty	2,169	18,645
Inventory impairment losses	49,929	86,073
Non-cash lease expenses	25,923	49,734
Changes in operating assets and liabilities:
Accounts receivable	159	47,396
Accounts receivable - related party	(1,185,159)	190,168
Inventories, net	248,053	1,941,962
Prepaid expenses	115,583	1,980
Other receivable	(1,607)	(154,351)
Other receivable - related party, net	258,949	1,858,608
Advance to suppliers	-	(23)
Advance to suppliers – related party	(1,056,527)	-
Prepayment - related party	30,001	30,121
Accounts payable	46	-
Accounts payable - related party	1,795	(3,425,910)
Accrued and other liabilities	85,041	373,524
Tax payable	2,774	(53)
Other payable - related party	1,787	2,203
Warranty liabilities	(159)	(342)
Lease liability	(28,292)	(38,485)
Net cash (used in) / provided by operating activities	$(1,479,664)	$675,160

CASH FLOWS FROM INVESTING ACTIVITIES
Long-term investment	(1,000,000)	-
Repayment of note receivable - stockholder	-	15,862
Issuance of promissory note	-	(545,294)
Net cash used in investing activities	$(1,000,000)	$(529,432)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercised warrants	20,085	-
Capital contribution from the shareholder	-	500,000
Repayment of short-term loan	-	(821,982)
Net cash provided by (used in) financing activities	$20,085	$(321,982)

Effect of exchange-rate changes on cash and cash equivalents	(669)	(173)

Net decrease in cash and cash equivalents	(2,460,248)	(176,427)
Cash and cash equivalents - beginning of the period	7,004,601	358,887
Cash and cash equivalents - end of the period	$4,544,353	$182,460

Supplemental Cash Flow Disclosures
Cash paid for interest expenses	$-	$17,605
Cash paid for income taxes	$1,594	$1,332

NON-CASH INVESTING AND FINANCING ACTIVITIES
Common shares issued but not paid	$-	$4,500,000
Right-of-use asset obtained in exchange for lease obligation	-	168,418
Unpaid deferred offering cost	$-	$156,865

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

AMC ROBOTICS CORPORATION

Notes to CONSOLIDATED financial statements (UNAUDITED)

1.	ORGANIZATION AND BUSINESS BACKGROUND

Organization and Business

AMC Robotics Corporation (formerly known as AlphaVest Acquisition Corp.) (the “Company”) is a Delaware corporation and a publicly traded holding company. The Company conducts its operations through its wholly owned subsidiaries.

The Company and its consolidated subsidiaries as of June 30, 2026 are as follows:

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

Formation of New Subsidiary

On January 5, 2026, the Company established a wholly owned subsidiary, AMCV Company Limited (“AMCV”), in Vietnam to support manufacturing and operational activities related to the Company’s robotics products. As of June 30, 2026, AMCV had not generated external revenues and continued to conduct operational setup activities, including administrative, hiring, procurement, and manufacturing support functions. The accompanying unaudited condensed consolidated financial statements include the accounts of AMCV from its date of incorporation. Although AMCV incurred operating expenses during the six months ended June 30, 2026, its impact on the Company’s consolidated financial position and results of operations remained immaterial.

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

The significant equity transactions completed in connection with the Business Combination, including the issuance of shares to public shareholders, PIPE investors, sponsor and founder shareholders, and the conversion of sponsor-related instruments, are disclosed in Note 12 – Stockholders’ Equity.

As of June 30, 2026, the Company had 22,600,363 shares of common stock issued and outstanding. During the six months ended June 30, 2026, there were no significant changes to the Company’s capital structure, except for the exercise of 5,000 warrants for 5,000 shares of common stock.

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

Accordingly, as of June 30, 2026, the Company does not have any VIEs and does not have any continuing involvement with Xiaoyun or Yishijue through the former VIE contractual arrangements or exposure to losses as the primary beneficiary of either entity. Following the deconsolidation, Xiaoyun and Yishijue have been treated as related parties, and the Company continued to engage in limited ordinary-course and transitional transactions with these entities, as further described in Note 6 – Related Party Balances and Transactions.

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

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position, results of operations, and cash flows for the interim periods presented have been included. The results of operations for the six months ended June 30, 2026, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2026.

These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

Foreign Currency translation

The Company’s reporting currency is the U.S. dollar (“USD”). The functional currency of the Company and AMC, its wholly owned U.S. subsidiary, is the USD. The functional currency of the Company’s Vietnam subsidiary, AMCV, is the Vietnamese Dong (“VND”).

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

For the six months ended June 30, 2026, the Company used the following exchange rates for its Vietnam subsidiary:

Period ended June 30, 2026
Balance sheet, except for equity accounts	₫	26,296	VND to $1 USD
Income statement and cash flows	₫	26,250	VND to $1 USD

For the six months ended June 30, 2026, the Company recognized a foreign currency translation loss of approximately $669 in other comprehensive loss, primarily related to the translation of AMCV’s VND-denominated financial statements.

Prior to the deconsolidation of Xiaoyun and Yishijue on December 1, 2025, these VIE entities used the Renminbi (“RMB”) as their functional currency. For the six months ended June 30, 2025, the Company recognized a foreign currency translation loss of approximately $173 in other comprehensive loss. The following table presents the RMB exchange rates used for translation purposes during the six months ended June 30, 2025:

Balance sheet, except for equity accounts	￥	7.1721	RMB to $1 USD
Income statement and cash flows	￥	7.2550	RMB to $1 USD

Cash and Cash Equivalents

For purposes of the unaudited condensed consolidated statements of cash flows, the Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Cash equivalents primarily consist of money market funds.

As of June 30, 2026 and December 31, 2025, the Company had cash and cash equivalents of $4,544,353 and $7,004,601, respectively.

Accounts Receivable and Accounts Receivable - Related Party

Accounts receivable - related party primarily represents amounts due from Kami Vision Incorporated (“Kami”) under revenue-sharing and service arrangements. Refer to Note 6 - Related Party Balances and Transactions.

The Company evaluates expected credit losses on accounts receivable, including related party balances, in accordance with ASC 326 using a loss-rate method that considers historical loss experience, current conditions, and reasonable and supportable forecasts.

As of June 30, 2026 and December 31, 2025, no allowance for expected credit losses was recorded, as historical credit losses have been insignificant and management determined that expected credit losses were not material.

Other receivable - related party

Other receivables - related party primarily consist of amounts due from Kami for marketing-related activities and from Ants Technology (HK) Limited (“Ants”) for operational and settlement-related transactions.

The Company evaluates expected credit losses on other receivables - related party in accordance with ASC 326 using a loss-rate methodology described in “Accounts Receivable and Accounts Receivable - Related Party” above.

As of June 30, 2026 and December 31, 2025, no allowance for expected credit losses was recorded, as management determined that expected credit losses were not material.

Inventories, Net

Inventories consist primarily of finished goods and include product costs and freight-in costs. Inventories are stated at the lower of cost or net realizable value (“NRV”).

Inventory write-downs, if any, are recognized in cost of revenues when carrying amounts exceed estimated NRV.

A significant portion of the Company’s inventories is purchased from related parties. Refer to Note 6 - Related Party Balances and Transactions and Note 11 - Concentration Risk for additional information.

Revenue

The Company generated revenues of $937,177 and $2,121,793 for the three and six months ended June 30, 2026, respectively, compared with $1,397,275 and $3,189,800 for the corresponding periods ended June 30, 2025.

	Three months ended		Six months ended
	June 30,		June 30,
	2026	2025	2026	2025
Revenues
Product revenue	$157,947	$749,313	$259,965	$1,971,116
Product revenue - related party	5,143	146,655	141,691	146,789
Revenue share - related party	774,087	501,307	1,720,137	1,071,895
Total revenues	$937,177	$1,397,275	$2,121,793	$3,189,800

The Company recognizes revenue in accordance with ASC 606, Revenue from Contracts with Customers. Revenue is recognized when control of promised goods or services is transferred to customers in an amount that reflects the consideration to which the Company expects to be entitled. Revenue is reported net of applicable value added taxes.

Revenue Recognition

Product Revenue

The Company generates product revenue from both third-party customers and related parties, including ZKCam Technology Limited, Xiaoyun and Yishijue.

Revenue from product sales is recognized at a point in time when control of the products transfers to the customer, generally upon shipment or delivery, depending on the contractual terms.

For product sales to related parties, including Kami and ZKCam, the terms are generally consistent with those of third-party transactions.

Revenue Share – Related Party (Kami)

The revenue-sharing arrangements with its related party, Kami, relate to cloud-based services, AI service sharing and intelligent information services.

Cloud-based services & AI service sharing

The Company has entered into a revenue-sharing agreement with Kami, under which the Company refers customers to Kami’s cloud-based services. The Company does not control the underlying services provided by Kami and acts as an agent in the arrangement. Accordingly, revenue is recognized on a net basis representing the Company’s contractual share of the underlying subscription revenue earned by Kami from referred customers.

Effective July 1, 2025, the agreement was amended to provide the Company with 30% of subscription revenues from new customers referred by the Company during the first three years of their recurring subscriptions. The modification is accounted for prospectively.

In January 2026, a new AI service module was added to the existing cloud services, providing AI-enabled capabilities such as face recognition, motion capture, and fall detection. Revenue generated from these services is included within “Revenue Share - related party” in the accompanying condensed consolidated statements of operations. The Company’s revenue-sharing percentage for AI services is 30%.

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

The Company does not control the underlying services provided to end users and acts as an agent in these arrangements. Revenue is recognized on a net basis when the underlying services are delivered by the business partners and the related consideration is earned and becomes determinable. Revenue generated from these services is included within “Revenue Share - related party” in the accompanying condensed consolidated statements of operations.

Product Return Policy

The Company recognizes revenue net of estimated product returns based on e-commerce platform activity and subsequent return information. During the six months ended June 30, 2026 and 2025, product returns did not have a significant impact on revenue.

Revenue-sharing arrangements with Kami do not give rise to product return rights or refund obligations for the Company; accordingly, no return or refund estimates are recorded for these revenue streams.

Product Warranty

The Company provides standard product warranties on products sold through e-commerce platforms, generally for one year in North America and two years in Europe.

These warranties are assurance-type warranties under ASC 606 and are not accounted for as separate performance obligations.

The Company records a warranty liability for estimated replacement costs at the time of sale based on historical experience and current expectations.

Cost of revenues

Cost of revenues consists primarily of product costs, e-commerce platform fees, delivery and freight costs, and inventory impairment losses. The Company incurred cost of revenues of $186,570 and $350,530 for the three and six months ended June 30, 2026, respectively, compared with $1,130,694 and $2,434,888 for the three and six months ended June 30, 2025, respectively.

General and administrative expenses

General and administrative expenses consist primarily of consulting fees, payroll and employee-related expenses, storage fees, and professional fees. The Company recorded general and administrative expenses of $884,349 and $1,739,135 for the three and six months ended June 30, 2026, respectively, compared with $784,236 and $1,601,648 for the three and six months ended June 30, 2025, respectively.

Sales and marketing expenses

Sales and marketing expenses consist primarily of brand promotion, product marketing, and warranty costs. The Company incurred sales and marketing expenses of $19,758 and $34,090 for the three and six months ended June 30, 2026, respectively, compared with $208,107 and $612,219 for the corresponding periods in 2025.

Provision for credit losses

For the six months ended June 30, 2026 and 2025, the Company did not record a provision for expected credit losses.

Comprehensive loss

For the periods presented, the Company’s comprehensive income (loss) consists of net income (loss) and foreign currency translation adjustments. During the three months ended June 30, 2026 and 2025, the Company recognized other comprehensive loss of $182 and $63, respectively. During the six months ended June 30, 2026 and 2025, the Company recognized other comprehensive loss of $669 and $173, respectively. The 2026 foreign currency translation adjustments primarily relate to AMCV, the Company’s Vietnam subsidiary, while the 2025 adjustments relate to the Company’s former VIEs in China prior to their deconsolidation on December 1, 2025.

Income taxes

The Company accounts for income taxes in accordance with ASC 740, Income Taxes. Deferred tax assets and liabilities are recognized for temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities.

As of June 30, 2026 and December 31, 2025, the Company maintained a full valuation allowance against its deferred tax assets. Refer to Note 14 – Taxation for additional information.

Private Investment in Public Equity (“PIPE”) Financing and PIPE Warrants

In connection with the Business Combination completed in December 2025, the Company issued PIPE Warrants that, following a reset event on December 30, 2025, became exercisable for an aggregate of 5,576,301 shares of common stock. Following the reset, the PIPE Warrants met the criteria for equity classification and were reclassified from derivative liabilities to equity.

The PIPE Warrants contain dividend participation rights and are considered participating securities for purposes of computing earnings per share in accordance with ASC 260, Earnings Per Share.

Earnings/loss Per Share

The Company applies the two-class method in computing earnings per share because its PIPE Warrants are participating securities. Undistributed earnings are allocated between common stockholders and participating securities based on their respective participation rights. Participating securities do not share in the Company’s losses.

For the three and six months ended June 30, 2026 and 2025, the Company incurred net losses. Accordingly, no losses were allocated to the PIPE Warrants because the participating securities do not have a contractual obligation to share in the Company’s losses.

Basic and diluted loss per share were calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Basic loss per share:
Net loss	$(175,730)	$(228,913)	$(30,129)	$(306,090)
Less: income allocated to participating securities	$-	$-	$-	$-
Net loss allocated to common stockholders	$(175,730)	$(228,913)	$(30,129)	$(306,090)
Weighted-average shares outstanding – basic	22,600,363	18,000,000	22,598,291	18,000,000
Loss per share – basic	$(0.01)	$(0.01)	$(0.00)	$(0.02)
Diluted loss per share:
Net loss	$(175,730)	$(228,913)	$(30,129)	$(306,090)
Weighted-average shares outstanding – diluted	22,600,363	18,000,000	22,598,291	18,000,000
Loss per share – diluted	$(0.01)	$(0.01)	$(0.00)	$(0.02)

For the three and six months ended June 30, 2026 and 2025, the PIPE Warrants were excluded from the computation of diluted loss per share because their effect would have been anti-dilutive. Accordingly, diluted loss per share was equal to basic loss per share for all periods presented.

Fair value measurements

The Company applies ASC 820, Fair Value Measurement, to financial assets and liabilities measured at fair value. The carrying amounts of the Company’s short-term financial assets and liabilities approximate fair value due primarily to their short-term maturities. Cash equivalents are measured using Level 1 inputs.

The Company’s long-term investment is accounted for under the measurement alternative in ASC 321 and is carried at cost, less impairment, and adjusted for observable price changes resulting from orderly transactions involving an identical or similar investment of the same issuer.

As of June 30, 2026 and December 31, 2025, the Company did not have any financial assets or liabilities measured at fair value on a recurring basis using Level 2 or Level 3 inputs.

Segment reporting

The Company applies ASC 280, Segment Reporting, which requires operating segments to be identified based on the internal reporting reviewed by the chief operating decision maker (“CODM”) to allocate resources and assess performance. The Company’s chief executive officer serves as the CODM.

As of June 30, 2026, the Company had two reportable segments: North America and Europe. Refer to Note 13 – Segment Reporting for additional information.

Revision of Previously Issued Consolidated Financial Statements

During the preparation of the Company’s unaudited condensed consolidated financial statements for the three months ended March 31, 2026, management identified certain immaterial errors primarily related to the accrual of certain general and administrative expenses in the Company’s previously issued consolidated financial statements for the year ended December 31, 2025.

The errors primarily related to professional service fees for services substantially performed prior to December 31, 2025, that were not accrued as of year-end. Management evaluated the errors in accordance with ASC 250, Accounting Changes and Error Corrections, SEC Staff Accounting Bulletin (“SAB”) No. 99, Materiality, and SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.

Management concluded that the errors were not material, individually or in the aggregate, to the Company’s previously issued consolidated financial statements for the year ended December 31, 2025. Accordingly, amendment or reissuance of those financial statements was not required. However, management further concluded that correcting the errors entirely in the current reporting period would materially misstate the Company’s results of operations for the three and six months ended June 30, 2026. Accordingly, the comparative prior-period balances presented in these unaudited condensed consolidated financial statements have been revised to correct the immaterial prior-period errors.

The effect of the revision on the Company’s previously reported consolidated balance sheet as of December 31, 2025 was as follows:

	As Previously Reported	Adjustment	As Revised
Accrued and other liabilities	$592,822	$109,022	$701,844
Accumulated deficit	$(27,229,088)	$(109,022)	$(27,338,109)

Recently issued accounting pronouncements

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40), which requires public business entities to provide additional disaggregation of certain expenses in the notes to the financial statements. The guidance is effective for annual reporting periods beginning after December 15, 2026, and for interim periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is evaluating the potential impact of this guidance on its consolidated financial statements and related disclosures.

In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. The Company adopted the guidance effective January 1, 2026. The adoption did not have a material impact on the Company’s condensed consolidated financial statements or related disclosures.

The Company does not expect other recently issued accounting standards not yet adopted to have a material impact on its condensed consolidated financial statements or related disclosures.

Emerging Growth Company

The Company is an “emerging growth company” under the Jumpstart Our Business Startups Act of 2012 and continues to qualify as such as of June 30, 2026.

The Company has elected to use the extended transition period for complying with new or revised accounting standards. Accordingly, the Company may adopt such standards on the effective dates applicable to private companies when different effective dates apply.

3.	ACCOUNTS RECEIVABLE

Accounts receivable represent amounts due from customers in the ordinary course of business, primarily from e-commerce platform sales. Accounts receivable are recorded at the invoiced amount and are generally due within normal trade terms.

As of June 30, 2026 and December 31, 2025, accounts receivable were $268 and $427, respectively. The Company evaluates accounts receivable for expected credit losses in accordance with ASC 326, Financial Instruments—Credit Losses. Based on the short-term nature of the receivables, the credit quality of the Company’s customers, historical collection experience, and management’s assessment of current and expected economic conditions, no allowance for expected credit losses was considered necessary as of June 30, 2026 or December 31, 2025.

4.	INVENTORIES - NET

Inventories consist primarily of finished goods held for sale and are stated at the lower of cost or net realizable value. Cost is determined using the moving average cost method and includes the purchase price of inventory and directly attributable freight-in costs.

As of June 30, 2026 and December 31, 2025, inventories consisted of the following:

	JUNE 30, 2026 (Unaudited)	December 31, 2025

Purchased goods	$934,283	$1,274,700
Freight-in costs	62,258	63,025
Inventory	996,541	1,337,725
Less: inventory impairment	(225,058)	(268,260)
Inventory, net	$771,483	$1,069,465

The Company evaluates inventories periodically to determine whether their carrying amounts exceed estimated net realizable value. Inventory impairment losses are recognized in cost of revenues in the period in which the decline in value is identified. Amounts previously included in the inventory impairment reserve are utilized when the related inventories are sold, disposed of, otherwise utilized, or replaced under warranty.

During the three months ended June 30, 2026, the Company recognized an inventory impairment provision of approximately $49,620, as the cost of certain inventories exceeded their estimated net realizable value. During the same period, the Company utilized approximately $37,200 of the inventory impairment reserve in connection with inventories sold or otherwise utilized. As a result, the inventory impairment reserve increased from $212,638 to $225,058 during the three-month period.

During the six months ended June 30, 2026, the Company recognized inventory impairment provisions of approximately $49,929 and utilized approximately $93,131 of the inventory impairment reserve, primarily related to inventories sold or otherwise utilized during the period. As a result, the inventory impairment reserve decreased from $268,260 as of December 31, 2025 to $225,058 as of June 30, 2026.

During the three months ended June 30, 2025, the Company recognized an inventory impairment provision of $60,648, as inventory cost exceeded net realizable value, and recorded reductions of $234,841 for inventories sold, removed, or replaced under warranty. As a result, the inventory impairment reserve decreased from $551,925 as of March 31, 2025 to $377,732 as of June 30, 2025.

During the six months ended June 30, 2025, the Company recognized inventory impairment provisions of $86,073 and utilized $506,387 of the inventory impairment reserve in connection with inventories sold, removed, or replaced under warranty. As a result, the inventory impairment reserve decreased from $798,046 as of January 1, 2025 to $377,732 as of June 30, 2025.

The activity in the inventory impairment reserve was as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2026	2025	2026	2025
Balance at the beginning of the period	$212,638	$551,925	$268,260	$798,046
Addition	49,620	60,648	49,929	86,073
Deletion	(37,200)	(234,841)	(93,131)	(506,387)
Balance at the end of the period	$225,058	$377,732	$225,058	$377,732

5.	PREPAID EXPENSES

As of June 30, 2026 and December 31, 2025, the Company had prepaid expenses of $239,884 and $355,467, respectively. Prepaid expenses primarily consisted of prepaid insurance premiums, professional and regulatory fees, research and development services, logistics and shipping costs, software subscriptions, and other routine operating expenses. The decrease during the six months ended June 30, 2026 was primarily attributable to the amortization or utilization of prepaid insurance and other operating prepayments in the ordinary course of business.

6.	RELATED PARTY BALANCES AND TRANSACTIONS

The Company’s principal related parties with which it had transactions during the three and six months ended June 30, 2026 and 2025, or had balances as of June 30, 2026 and December 31, 2025, are as follows:

Name	Relationship with the Company
Sean Da	Chief Executive Officer, Chairman of the Board, and majority stockholder
Senslab HK Limited (hereinafter referred to as “Senslab HK”)	Affiliate of Sean Da
Senslab Technology Co., Ltd	Affiliate of Sean Da
Ants Technology (HK) Limited	Affiliate of Sean Da
Kami Vision Incorporated	Affiliate of Sean Da
Yunyizhilian Information Technology Co., Ltd (hereinafter referred to as “Yunyizhilian”)	Entity under common control with Sean Da
Shanghai Xiaoyun Technology Co., Ltd.	Former variable interest entity (“Former VIE”)
Kunshan Yishijue Technology Limited.	Former variable interest entity (“Former VIE”)
ZKCam Co., Ltd.	Minority Stockholder of the Company

Impact of Related Party Transactions on Operations

During the three and six months ended June 30, 2026 and 2025, related-party transactions had the following impact on income (loss) before income taxes:

Related Party Transactions	Impact on pre-tax loss
Income Statement	Three months ended		Six months ended
	June 30,		June 30,
	2026	2025	2026	2025
Revenue share – related party (Kami)	$594,238	$501,307	$1,350,246	$1,071,895
Product revenue -related party (Kami)	-	-	-	134
Product revenue -related party (ZKCam)	5,143	146,655	140,507	146,655
Product revenue – related party (Xiaoyun)	-	-	517	-
Product revenue – related party (Yishijue)	-		667
Intelligent Information Service revenue – related party (Kami)	152,719	-	310,101	-
AI Service Sharing revenue – related party (Kami)	27,130	-	59,790
Product cost -related party	(92,490)	(836,639)	(233,292)	(1,746,262)
General and administrative expenses - Consulting fee-related party (Kami)	(33,869)	(74,996)	(67,480)	(149,482)
General and administrative expenses - Shareholder’s business travel expense (Sean)	(16,378)	(25,800)	(38,114)	(25,800)
General and administrative expenses - Financial consulting fee (Ants)	(15,000)	(15,000)	(30,000)	(30,000)
Other income - Marketing incentive subsidy income (Kami)	-	533,688	-	1,217,586
Total impact on pre-tax income/(loss)	$621,493	$229,215	$1,492,942	$484,726

Related Party Balances

As of June 30, 2026 and December 31, 2025, balances with related parties were as follows.

Related Party Transactions	As of June 30, 2026
Balance Sheet	Ants	Senslab SH	Senslab HK	ZKCam	Kami	Sean Da	Yi shijue	Xiao Yun	Total
Accounts receivable - related party	$-	$-	$-	$505,775	$2,744,091	$-	$667	$517	$3,251,050
Other receivable - related party, net	4,872	42,083	-	-	-	165,862	-	4,143	216,960
Prepayment - related party	36,844	-		-	-	-	-		36,844
Advance to suppliers – related party	-	1,056,527	21,387	-	-	-	-	-	1,077,914
Accounts payable - related party	1,795	-	-	-	-	-	-	-	1,795
Other payable - related party	-	-	-	-	-	-	1,787	-	1,787

Related Party Transactions	As of December 31, 2025
Balance Sheet	Ants	Senslab SH		Senslab HK	Xiaoyun	ZKCam	Kami	Sean Da	Total
Accounts receivable - related party		$		$-		$433,888	$1,632,002	$-	$2,065,890
Other receivable - related party, net	4,872		26,406		4,035	-	-	440,596	475,909
Advance to suppliers – related party	-		-	21,387	-	-	-	-	21,387
Prepayment - related party	66,845		-	-		-	-	-	66,845

Specifically, transactions with each related party presented in the above tables are as follows:

Senslab HK Limited and Senslab Technology Co., Ltd

	June 30,		December 31,
	2026		2025
	Balance	% of Total Assets	Balance	% of Total Assets
Advance to suppliers - related party (Senslab HK)	$21,387	0%	$21,387	0%
Advance to suppliers – related party (Senslab SH)	1,056,527	9%	-	-%
Other receivable - related party (Senslab SH)	42,083	0%	26,406	0%
Total	$1,119,997	10%	$47,793	0%

Sean Da, the Company’s Chief Executive Officer, Chairman of the Board, and majority stockholder, owns approximately 38% of Senslab SH, which in turn owns 100% of Senslab HK. Accordingly, Senslab SH and Senslab HK are considered related parties of the Company.

Historically, the Company purchased security camera products from Senslab HK, which sourced the products from Senslab SH and exported them to the Company. Beginning in the fourth quarter of 2023, following Senslab SH’s receipt of import and export qualifications, the Company also began purchasing products directly from Senslab SH.

During the six months ended June 30, 2026, the Company made advance payments of $1,056,527 to Senslab SH for anticipated inventory purchases. As of June 30, 2026, the related inventory had not yet been received, and the amount remained recorded as advance to suppliers—related party.

The increase in balances with Senslab SH during the six months ended June 30, 2026 primarily reflects these advance payments for anticipated inventory procurement.

Ants Technology (HK) Limited

	June 30,		December 31,
	2026		2025
	Balance	% of Total Asset	Balance	% of Total Asset
Prepayment - related party	$36,844	0%	$66,845	1%
Other receivable - related party	4,872	0%	4,872	0%
Total	$41,716	0%	$71,717	1%

	June 30,		December 31,
	2026		2025
	Balance	% of Total liabilities	Balance	% of Total liabilities
Accounts Payable-related party	$1,795	0%	$-	-%
Total	$1,795	0%	$-	-%

Sean Da, the Company’s Chief Executive Officer, Chairman of the Board, and majority stockholder, owns 95% of Ants. Accordingly, Ants is considered a related party of the Company.

The Company entered into a consulting agreement with Ants under which Ants provides financial consulting and advisory services. Consulting fees recognized under this agreement were $15,000 and $30,000 for the three and six months ended June 30, 2026, respectively compared to $15,000 and $30,000 for the three and six months ended June 30, 2025, respectively.

The prepayment balance represents advance payments for future consulting services under the agreement. The decrease in the prepayment balance during the six months ended June 30, 2026 primarily reflects the amortization of prepaid consulting fees as services were rendered.

As of June 30, 2026, accounts payable due to Ants totaled $1,795, compared with $nil as of December 31, 2025.

Prepayment – Related Party

The prepayment balance primarily relates to (i) advance payments for inventory purchases from Ants, (ii) amounts advanced to Ants for costs incurred on behalf of the Company, and (iii) advance payments for financial consulting and bookkeeping support services provided by Ants pursuant to a consulting agreement at a monthly fee of $5,000, effective January 1, 2025.

During the three and six months ended June 30, 2026, the Company recognized financial consulting fees of $15,000 and $30,000, respectively, compared with $15,000 and $30,000 for the corresponding periods in 2025. Revenue generated from the sale of inventory purchased from Ants was not material during any of the periods presented.

As of June 30, 2026 and December 31, 2025, the remaining prepayment balances were $36,844 and $66,845, respectively. The decrease during the six months ended June 30, 2026 primarily reflects the amortization of prepaid consulting fees as the related services were rendered.

Other receivable – related party

As of June 30, 2026 and December 31, 2025, the Company had gross other receivable – related party balances due from Ants of $4,872.

Accounts Payable – related party

During the six months ended June 30, 2026, AMCV purchased security cameras from Ants in the amount of $1,799. No purchases from Ants were made during the three months ended June 30, 2026. During the three and six months ended June 30, 2025, AMCV did not purchase any security cameras from Ants.

As of June 30, 2026 and December 31, 2025, accounts payable due to Ants were $1,795 and $nil, respectively.

The following table presents the movement in other receivable – related party balances due from Ants:

	June 30,	December 31,
	2026	2025

Balance at the beginning of the period	$4,872	$1,790,009

Repayment from Ants (1)	-	(1,790,009)
Inventory Transfer /(Procurement) (2)	-	4,872
Balance at the end of the period	$4,872	$4,872

(1)	Prior to April 2022, Ants collected payments from Amazon customers on behalf of the Company. Beginning in April 2022, the Company obtained direct access to the third-party cross-border payment platform and began receiving customer payments directly. Accordingly, amounts previously held by Ants were repaid to the Company.

(2)	Inventory-related movements reflect transfers and procurement arrangements between the Company and Ants. For the six months ended June 30, 2026 and the year ended December 31, 2025, such activities resulted in net increases of $nil and $4,872, respectively, to the related-party receivable balance.

Kami Vision Incorporated

Sean Da, the Company’s Chief Executive Officer, Chairman of the Board, and majority stockholder, also serves as the Chief Executive Officer of Kami and holds approximately 80% of its outstanding equity interests. Accordingly, Kami is considered a related party of the Company, and transactions between the Company and Kami are accounted for as related-party transactions.

Revenue-Sharing Arrangement – Cloud Services & AI Service Sharing

In October 2021, the Company entered into a revenue-sharing agreement with Kami related to cloud-based services associated with the Company’s products. These services include cloud storage of recorded video data, image analysis, alert notifications, and intelligent detection services provided to end users.

Under the arrangement, the Company refers customers to Kami and is entitled to a portion of the subscription revenue generated from those customers.

Effective July 1, 2025, the Company entered into an amended agreement with Kami to revise the revenue-sharing percentages applicable to subscription revenue generated from referred customers. The amended terms apply prospectively and do not affect revenue recognized prior to the modification date.

Annual subscription periods	Percentage basis
	Inception through June 30, 2025	From July 1, 2025 Onwards
First year during which an end user starts the cloud service subscription from Kami	30%	30%
Second year during which an end user continues the cloud service	15%	30%
Third year and thereafter during which an end user continues the service subscription from Kami	0%	30%

In January 2026, the Company expanded its revenue-sharing arrangement with Kami to include AI service offerings that provide end users with advanced artificial intelligence capabilities, including facial recognition, motion detection, and fall detection. Under the expanded arrangement, the Company is entitled to receive 30% of the subscription revenue generated from these AI services, consistent with the revenue-sharing percentage applicable to cloud service subscriptions under the amended agreement.

For the three months ended June 30, 2026 and 2025, the Company recognized revenue-sharing income from Kami of $774,087 and $501,307, respectively. Revenue recognized during the three months ended June 30, 2026 consisted of:

●	Cloud service revenue-sharing: $594,238

●	AI service-sharing: $27,130

●	Intelligent information service revenue-sharing: $152,719

For the six months ended June 30, 2026 and 2025, the Company recognized revenue-sharing income from Kami of $1,720,137 and $1,071,895, respectively. Revenue recognized during the six months ended June 30, 2026 consisted of:

●	Cloud service revenue-sharing: $1,350,246

●	AI service-sharing: $59,790

●	Intelligent information service revenue-sharing: $310,101

Revenue - sharing arrangement - Intelligent Information Service Agreement

Effective October 1, 2025, the Company entered into an Intelligent Information Service Agreement with Kami.

Under the arrangement, Kami operates an artificial intelligence-driven information distribution platform and related applications that utilize hardware products sold by the Company to generate monetization opportunities. Kami is responsible for all aspects of platform operations, including content distribution, pricing, bidding processes, and relationships with third-party traffic and content providers.

The Company does not operate or control the platform or applications, does not control the services provided to end users, and has no ongoing performance obligations after the sale of its hardware products. Instead, the Company is contractually entitled to receive 30% of the net monetization revenue generated by Kami from users associated with the Company’s products. Net monetization revenue represents gross receipts collected by Kami from third-party platforms, less applicable platform fees and other related charges.

The Company concluded that it acts as an agent in this arrangement because it does not control the underlying services provided to end users, does not establish pricing, and does not receive the gross consideration from third-party platforms. Accordingly, revenue is recognized on a net basis equal to the Company’s contractual share of net monetization revenue in accordance with ASC 606, Revenue from Contracts with Customers.

For the three months ended June 30, 2026 and 2025, the Company recognized revenue of $152,719 and $nil, respectively, under this agreement.

For the six months ended June 30, 2026 and 2025, the Company recognized revenue of $310,101 and $nil, respectively, under this agreement.

In total, revenue recognized from the Company’s cloud service, AI service-sharing, and intelligent information service arrangements with Kami was $774,087 and $501,307 for the three months ended June 30, 2026 and 2025, respectively, and $1,720,137 and $1,071,895 for the six months ended June 30, 2026 and 2025, respectively.

Accounts receivable – related party

Accounts receivable – related party primarily represents amounts due from Kami under the Company’s revenue-sharing arrangements, including the Cloud Services and AI Service Sharing Agreement and the Intelligent Information Service Agreement described above. The balance also includes trade receivables due from ZKCam, Xiaoyun, and Yishijue arising from product sales. These balances represent amounts earned but not yet collected from the related parties as of the respective reporting dates.

The increase in accounts receivable – related party as of June 30, 2026, compared with December 31, 2025, was primarily attributable to increased revenue generated under the Company’s revenue-sharing arrangements with Kami, partially offset by collections received during the period. In addition, outstanding trade receivables from ZKCam contributed to the increase in the related-party accounts receivable balance.

Other Receivable – Related Party and Marketing Incentive Subsidy Income

Effective January 1, 2025, the Company entered into a Market Promotion Subsidy Agreement with Kami pursuant to which Kami agreed to provide an annual subsidy of up to $2.0 million to support the Company’s marketing activities related to Kami’s cloud services. The agreement expired on December 31, 2025 and was not renewed. Accordingly, no such arrangement was in effect during the three and six months ended June 30, 2026.

Under the 2025 agreement, subsidy amounts were determined based on agreed-upon marketing activities performed by the Company and were invoiced periodically to Kami. Because the subsidy was not generated from the Company’s principal revenue-producing activities, the Company recognized the subsidy as other income, with the corresponding receivable recorded as other receivable – related party.

For the three and six months ended June 30, 2026, the Company recognized no marketing incentive subsidy income under this agreement. For the three and six months ended June 30, 2025, the Company recognized marketing incentive subsidy income of $533,688 and $1,217,586, respectively, which was included in other income.

As of June 30, 2026 and December 31, 2025, there were no outstanding other receivable – related party balances related to the Market Promotion Subsidy Agreement.

Product revenue – related party

Historically, to promote adoption of Kami’s cloud subscription services, Kami conducted a promotional campaign under which customers received a complimentary security camera upon subscribing to Kami’s cloud services. As part of this campaign, Kami purchased security cameras from the Company.

During 2026, the Company also sold security camera products to certain other related parties, including ZKCam, in the ordinary course of business.

For the three months ended June 30, 2026 and 2025, product revenue recognized from related parties totaled $5,143 and $146,655, respectively.

For the six months ended June 30, 2026 and 2025, product revenue recognized from related parties totaled $141,691 and $146,789, respectively. The decrease in related-party product revenue during 2026 was primarily attributable to sales to ZKCam, while purchases by Kami remained insignificant following the conclusion of its promotional procurement activities.

Consulting fee

The Company has entered into consulting arrangements with Kami, pursuant to which certain Kami personnel provide consulting and technical support services to the Company. The related consulting fees are recognized as general and administrative expenses in the accompanying condensed consolidated statements of operations.

During the three months ended June 30, 2026 and 2025, the Company incurred consulting fees payable to Kami of $33,869 and $74,996, respectively. During the six months ended June 30, 2026 and 2025, the Company incurred consulting fees of $67,480 and $149,482, respectively. The decrease in consulting fees during the 2026 periods primarily reflects reduced utilization of Kami personnel as the Company continued to internalize certain operational and technical functions.

There were no outstanding amounts payable to Kami for consulting services as of June 30, 2026 or December 31, 2025.

Sean Da

	June 30,		December 31,
	2026		2025
	Balance	% of Total Asset	Balance	% of Total Asset
Other receivable – related party	165,862	1%	440,596	4%
Total	$165,862	1%	$440,596	4%

Sean Da, the Company’s Chief Executive Officer, Chairman of the Board, and majority stockholder, periodically incurs business travel and other operating expenditures on behalf of the Company. The Company also advances funds to Sean Da to cover such expenditures, which are recorded as other receivable – related party until the related expenditures are substantiated and recognized in the Company’s condensed consolidated financial statements.

As of December 31, 2025, the balance due from Sean Da consisted primarily of an other receivable of $440,596. During the six months ended June 30, 2026, the other receivable was fully repaid. As of June 30, 2026, the remaining balance of $165,862 primarily represented advances for business travel and other operating expenditures that had not yet been substantiated or settled as of the balance sheet date.

During the three months ended June 30, 2026 and 2025, the Company recognized business travel expenses of $16,378 and $25,800, respectively, as general and administrative expenses. During the six months ended June 30, 2026 and 2025, the Company recognized business travel expenses of $38,114 and $25,800, respectively. All business travel expenses recognized during the six months ended June 30, 2025 were incurred during the second quarter of 2025.

ZKCam Technology Limited

	June 30,		December 31,
	2026		2025
	Balance	% of Total Assets	Balance	% of Total Assets
Accounts receivable - related party	$505,775	5%	$433,888	4%
Total	$505,775	5%	$433,888	4%

ZKCam is a minority stockholder of the Company and is therefore considered a related party. The Company commenced product sales to ZKCam in 2025 following the execution of a product sales agreement. Transactions with ZKCam are conducted in the ordinary course of business and primarily consist of the sale of security camera products.

During the three months ended June 30, 2026 and 2025, the Company recognized product revenue from ZKCam of $5,143 and $146,655, respectively. During the six months ended June 30, 2026 and 2025, product revenue recognized from ZKCam totaled $140,507 and $146,655, respectively.

During the three months ended June 30, 2026, the Company recognized product costs of $7,358 associated with product sales to ZKCam. During the corresponding period in 2025, the Company recognized product costs of approximately $277,386 associated with product sales to ZKCam.

Amounts due from ZKCam primarily arise from these product sales and are included in accounts receivable – related party in the accompanying condensed consolidated balance sheets. As of June 30, 2026 and December 31, 2025, outstanding accounts receivable due from ZKCam were $505,775 and $433,888, respectively. The receivables are unsecured, non-interest-bearing, and are expected to be collected in accordance with the agreed payment terms. The Company evaluates the collectability of related-party receivables on an ongoing basis and believes the outstanding balances were fully collectible as of June 30, 2026.

Shanghai Xiaoyun Technology Co., Ltd.

	June 30,		December 31,
	2026		2025
	Balance	% of Total Assets	Balance	% of Total Assets
Other receivable - related party	$4,143	0%	$4,035	0%
Accounts Receivable - related party	$517	0%	$-	-%
Total	$4,660	0%	$4,035	0%

Xiaoyun was previously a VIE of the Company and was deconsolidated in December 2025 when the Company no longer met the criteria for consolidation under U.S. GAAP. Following the deconsolidation, Xiaoyun has been treated as a related party.

Following the deconsolidation, certain product listings on Amazon UK remained active during a transition period. As a result, the Company continued to facilitate limited product sales associated with Xiaoyun through Amazon’s European marketplace. Management concluded that these transactions should be accounted for as direct transactions with Xiaoyun.

During the three months ended June 30, 2026 and 2025, the Company recognized product revenue from Xiaoyun of $nil and $nil, respectively. During the six months ended June 30, 2026 and 2025, product revenue recognized from Xiaoyun totaled $517 and $nil, respectively.

As of June 30, 2026 and December 31, 2025, balances due from Xiaoyun consisted of accounts receivable of $517 and $nil, respectively, and other receivables of $4,143 and $4,035, respectively. These balances primarily arose from transactions conducted in the ordinary course of business following the deconsolidation and are unsecured and non-interest-bearing.

The Company evaluates the collectability of related-party receivables on an ongoing basis and believes that no allowance for expected credit losses was required for amounts due from Xiaoyun as of June 30, 2026.

Kunshan Yishijue Technology Limited

	June 30,		December 31,
	2026		2025
	Balance	% of Total Assets	Balance	% of Total Assets
Accounts Receivable - related party	$667	0%	$-	-%
Total	667	0%	$-	-%

	June 30,		December 31,
	2026		2025
	Balance	% of Total Liabilities	Balance	% of Total Liabilities
Other payable - related party	$1,787	0%	$-	-%
Total	$1,787	0%	$-	-%

Yishijue was previously a VIE of the Company and was deconsolidated effective December 1, 2025 when the Company no longer met the criteria for consolidation under U.S. GAAP. Following the deconsolidation, Yishijue has been treated as a related party.

Following the deconsolidation, certain product listings on Amazon’s European marketplaces remained active during a transition period. As a result, the Company continued to facilitate limited product sales associated with Yishijue through Amazon’s European marketplaces. Management concluded that these transactions should be accounted for as direct transactions with Yishijue.

During the three months ended June 30, 2026 and 2025, the Company recognized product revenue from Yishijue of $nil and $nil, respectively. During the six months ended June 30, 2026 and 2025, product revenue recognized from Yishijue totaled $667 and $nil, respectively.

As of June 30, 2026, balances with Yishijue consisted of accounts receivable of $667 and other payable of $1,787. There were no outstanding balances as of December 31, 2025. The receivable arose from product sales conducted in the ordinary course of business following the deconsolidation, while the payable primarily represents operating expenditures incurred on behalf of the Company during the transition period. The receivable is unsecured and non-interest-bearing.

The Company evaluates the collectability of related-party receivables on an ongoing basis and believes that no allowance for expected credit losses was required for amounts due from Yishijue as of June 30, 2026.

7.	ACCRUED AND OTHER LIABILITIES

Accrued expenses and other liabilities primarily consist of amounts payable for professional services, insurance premiums, payroll and employee-related obligations, and other operating expenses incurred but not yet paid.

The components of accrued expenses and other liabilities were as follows:

	June 30,	December 31,
	2026	2025
Credit card payable	$11,609	$-
Insurance premiums	81,253	187,198
Payroll and employee-related liabilities	34,107	-
Professional fees	646,370	217,964
Other payable	13,592	296,682
Total accrued and other liabilities	$786,931	$701,844

8.	WARRANTY LIABILITIES

The Company provides warranties on certain products sold to customers. Warranty liabilities are estimated at the time of sale based on historical product replacement rates, expected future warranty claims, estimated replacement costs, and shipping and handling costs associated with warranty claims. Management periodically evaluates the adequacy of the warranty reserve and records adjustments as necessary based on actual claims experience, product performance, and updated assumptions.

In estimating warranty liabilities, the Company considers historical claim rates, product-specific experience, and applicable warranty terms, including extended warranty periods in certain markets. Products sold in Europe are generally subject to a two-year warranty period, and the Company’s estimates incorporate expected warranty claims over the applicable coverage period.

As of June 30, 2026 and December 31, 2025, total warranty liabilities were $38,843 and $36,833, respectively. Of these amounts, $32,004 and $30,023 were classified as current liabilities, while $6,839 and $6,810 were classified as non-current liabilities, respectively.

The following table summarizes the activity in the Company’s warranty liabilities for the six months ended June 30, 2026 and 2025:

	Six months ended June 30,
	2026	2025

Balance at the beginning of the period	$36,833	$83,284
Provision for warranties, net	2,169	18,645
Warranty costs incurred	(159)	(342)
Balance at the end of the period	$38,843	$101,587
Including:
Current portion	$32,004	$82,030
Non-current portion	$6,839	$19,557

9.	LEASES

The Company determines whether an arrangement is or contains a lease at contract inception. Lease agreements under which the Company is the lessee are evaluated for classification as either finance or operating leases. The Company’s leases are classified as operating leases. Operating lease right-of-use (“ROU”) assets and corresponding lease liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. The ROU asset represents the Company’s right to use the underlying leased asset during the lease term, while the lease liability represents the Company’s obligation to make lease payments. As most of the Company’s leases do not provide an implicit interest rate, the Company uses its incremental borrowing rate, determined based on information available at the lease commencement date, to measure the present value of lease payments.

Leases with an initial term of 12 months or less are not recognized on the Company’s condensed consolidated balance sheets. Lease expense for these short-term leases is recognized on a straight-line basis over the lease term. The Company has elected the practical expedient to account for lease and non-lease components as a single lease component.

The Company leases office space in New York City under an operating lease agreement with a remaining lease term through November 2027. The lease requires fixed monthly rental payments and does not include material variable lease payments based on an index or rate.

In addition, on January 5, 2026, the Company’s subsidiary, AMCV, entered into a lease agreement for office space in Vietnam with an initial term of 12 months. This lease qualifies for the short-term lease exemption under ASC 842. Accordingly, no right-of-use asset or lease liability has been recognized for this lease, and lease payments are recognized as short-term lease expense on a straight-line basis over the lease term. Short-term lease expense related to the Vietnam office lease was approximately $320 and $960 for the three and six months ended June 30, 2026, respectively.

For the three and six months ended June 30, 2026, the Company recognized operating lease expense related to its New York office lease of approximately $14,210 and $28,419, respectively. For the three and six months ended June 30, 2025, the Company recognized operating lease expense of approximately $49,734.

Operating Lease Expense

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025

Operating lease expense	$14,210	$49,734	$28,419	$49,734

Right-of-Use Asset and Lease Liability

	June 30,	December 31,
	2026	2025

Operating lease right-of-use assets	$75,298	$101,221
Short-term operating lease liabilities	(58,901)	(57,349)
Long-term operating lease liabilities	(22,909)	(52,753)
Total operating lease liabilities	$(81,810)	$(110,102)

Weighted-Average Lease Term and Discount Rate

	June 30,	December 31,
	2026	2025

Weighted average lease term (years)	1.4	1.9
Weighted average discount rate	5.49%	5.49%

Supplemental Cash Flow Information

	June 30,	December 31,
	2026	2025

Supplemental noncash information:
Right-of-use asset obtained in exchange for lease obligations	$-	$168,418

Future Minimum Lease Payments

The following table summarizes the Company’s future lease payments under the operating lease as of June 30, 2026:

Future lease commitments	Commitments

2026 (remaining of the year)	$30,788
2027	53,878
Total Lease Payments	$84,666
Less: imputed interest	(2,856)
Less: prepayments	-
Present value of lease liabilities	$81,810
Current portion of obligations under operating leases	58,901
Obligations under operating leases, non-current	22,909

10.	LONG-TERM INVESTMENT

On April 7, 2026 and May 19, 2026, the Company invested $500,000 on each date, for an aggregate investment of $1,000,000, in Etronium AI Inc., a privately held artificial intelligence technology company, through the purchase of two Simple Agreements for Future Equity (“SAFE Agreements”).

Under the terms of the SAFE Agreements, the Company has contractual rights to receive equity securities of Etronium AI Inc. upon the occurrence of specified future financing or liquidity events, subject to the terms and conditions of the agreements. The SAFE Agreements include a post-money valuation cap of $10,000,000, do not bear interest, and do not have stated maturity dates. The SAFE Agreements generally do not require repayment of the invested amounts except under limited contractual circumstances.

The SAFE Agreements do not currently provide the Company with voting rights, any contractual right to board representation, or rights to participate in the management or operating decisions of Etronium AI Inc. The Company is not deemed a holder of Etronium AI Inc.’s capital stock and does not have current ownership of Etronium AI Inc. capital stock or stockholder rights unless and until shares are issued upon conversion of the SAFE Agreements. Accordingly, the Company does not have control or significant influence over Etronium AI Inc.

Management evaluated the SAFE Agreements under the applicable accounting guidance and concluded that the investment did not qualify for equity method accounting and should be accounted for under ASC 321, Investments—Equity Securities. Accordingly, the investment is accounted for under the measurement alternative at cost, less impairment, and adjusted for observable price changes, if any.

Because Etronium AI Inc. is privately held, no active market or quoted market price exists for the SAFE Agreements, and the investment does not have a readily determinable fair value. Accordingly, the Company elected the measurement alternative under ASC 321. Under the measurement alternative, the investment is carried at cost, less impairment, and adjusted for observable price changes resulting from orderly transactions involving an identical or similar investment of the same issuer.

The Company performs a qualitative impairment assessment each reporting period and evaluates whether observable transactions have occurred that would require an adjustment to the carrying amount. As of June 30, 2026, management identified no observable price changes and no qualitative indicators of impairment.

As of June 30, 2026, the carrying amount of the Company’s investment in Etronium AI Inc. was $1,000,000. The investment is classified as a long-term investment in the condensed consolidated balance sheet because the SAFE Agreements do not contain contractual maturity dates, realization depends primarily on future financing or liquidity events, and management does not intend to dispose of the investment within one year after the balance sheet date. The related cash payments of $1,000,000 were classified as investing activities in the condensed consolidated statement of cash flows.

During the six months ended June 30, 2026, the Company recognized no impairment losses or observable price adjustments related to the investment.

11.	CONCENTRATION RISK

Customer Concentration

The Company generates a significant portion of its revenues from a limited number of customers. Customers accounting for 10% or more of total revenues for the three and six months ended June 30, 2026 and 2025 were as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2026	2025	2026	2025

Kami Vision Incorporated	83%	36%	81%	34%

As of June 30, 2026 and December 31, 2025, customers representing 10% or more of total accounts receivable – related party were as follows:

	June 30,	December 31,
	2026	2025

Kami Vision Incorporated	84%	79%
ZKCam Technology Limited	16%	21%

The loss of, or a significant reduction in business from, any of these customers could have a material adverse effect on the Company’s business, financial condition, and results of operations.

Supplier Concentration

The Company relies on a limited number of suppliers for the procurement of inventory and related products. Suppliers accounting for 10% or more of total inventory purchases for the three and six months ended June 30, 2026 and 2025 were as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2026	2025	2026	2025

Ants Technology (HK) Limited (related party)	-	-	100%	-
Senslab Technology Co., Ltd (related party)	-	100%	-	100%

The Company periodically evaluates alternative sources of supply; however, the loss of a significant supplier, or an interruption in the supply of inventory from such supplier, could adversely affect the Company’s ability to fulfill customer orders until alternative sources are obtained.

Cash Concentration

The Company maintains cash and cash equivalents with financial institutions in the United States. These balances may, at times, exceed the FDIC insurance limit of $250,000 per depositor, per insured financial institution. Certain cash equivalents, including amounts held in money market funds, may not be insured by the FDIC.

As of June 30, 2026 and December 31, 2025, the Company had cash and cash equivalents of $4,544,353 and $7,004,601, respectively. The Company has not experienced any losses on these balances.

12.	STOCKHOLDERS’ EQUITY

The Company’s stockholders’ equity reflects the capital structure established upon the completion of the Business Combination on December 9, 2025, which was accounted for as a reverse recapitalization in accordance with ASC 805-40, with AMC Corporation treated as the accounting acquirer and AlphaVest treated as the accounting acquiree for financial reporting purposes.

In connection with the Business Combination, AlphaVest held approximately $11.5 million in its trust account prior to stockholder redemptions. Following redemptions of approximately $2.6 million, the Company received net trust proceeds of approximately $8.9 million. Concurrently with the closing of the Business Combination, the Company completed a private investment in public equity (“PIPE”) financing, receiving gross proceeds of approximately $8.0 million.

The PIPE financing included the issuance of warrants that were initially classified as a derivative liability under ASC 815, Derivatives and Hedging. Upon the occurrence of the reset event on December 30, 2025, the exercise price and number of shares issuable under the PIPE Warrants became fixed. As a result, the warrants met the criteria for equity classification, and their remaining fair value was reclassified from derivative liabilities to additional paid-in capital. Accordingly, no PIPE warrant liability remained outstanding as of June 30, 2026 or December 31, 2025.

As a result of the reverse recapitalization, AlphaVest’s historical equity was eliminated and replaced with the equity structure of the combined company. Accordingly, all share and per-share amounts presented in the accompanying condensed consolidated financial statements have been retroactively restated to reflect the exchange ratio established in the Business Combination.

During the six months ended June 30, 2026, holders of the Company’s warrants exercised warrants to purchase 5,000 shares of common stock at an exercise price of $4.017 per share, resulting in aggregate cash proceeds of $20,085. The proceeds were recorded as increases to common stock and additional paid-in capital. As a result, the number of shares of common stock outstanding increased from 22,595,363 shares as of December 31, 2025 to 22,600,363 shares as of June 30, 2026.

Except for the warrant exercises and the effects of the Company’s net loss and other comprehensive loss, there were no material changes to the Company’s stockholders’ equity during the six months ended June 30, 2026. Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 for additional information regarding the Business Combination and related equity transactions.

13.	SEGMENT REPORTING

The Company determines its reportable operating segments using the management approach in accordance with ASC 280, Segment Reporting. Operating segments are identified based on the internal reports regularly reviewed by the Company’s Chief Executive Officer, who serves as the CODM, for purposes of evaluating performance and allocating resources.

The Company conducts its operations primarily through online e-commerce platforms serving customers in North America and Europe. Accordingly, the Company has identified two reportable operating segments: North America and Europe.

Following the termination of the Company’s VIE arrangements in December 2025, the Company no longer conducts operations in China. Accordingly, beginning in 2026, China is no longer presented as a reportable operating segment.

Revenue is attributed to the geographic region in which the related sales are generated. Cost of revenues and operating expenses are directly assigned or allocated to the reportable segments based on the nature of the underlying activities. For costs and expenses that are not directly attributable to a specific segment, the Company generally allocates such amounts based on each segment’s proportionate share of revenue for the applicable quarterly period. For interim year-to-date reporting, the quarterly allocations are aggregated to derive the cumulative year-to-date segment amounts. Interest income and interest expense are allocated based on the use of the related assets and liabilities.

Certain expenses, assets, liabilities and other amounts associated with AMCV are included solely to reconcile the Company’s reportable segment information to the corresponding consolidated amounts. These items are presented separately as Reconciliation and Other and do not represent a separate operating or reportable segment.

The following tables present selected financial information for the Company’s reportable operating segments.

	Three months ended				Three months ended
	June 30, 2026				June 30, 2025
	North America	Europe	Reconciliation and Other	Total	North America	Europe	China	Total

REVENUES
Product revenue	$157,947	$-	$-	$157,947	$536,139	$213,174	$-	$749,313
Product revenue - related party	103	5,040	-	5,143	104,933	41,722	-	146,655
Revenue share – related party	575,874	18,364	-	594,238	354,831	146,476	-	501,307
Intelligent Information Service - related party	147,999	4,720	-	152,719	-	-	-	-
AI Service Sharing - related party	26,292	838	-	27,130	-	-	-	-
Total Revenues	908,215	28,962	-	937,177	995,903	401,372	-	1,397,275
Less:
Cost of Revenue:
E-commerce platform expenses	37,274	1,189	-	38,463	152,571	60,478	-	213,049
Product cost	86,161	6,329	-	92,490	598,566	238,073	-	836,639
Delivery and freight cost	5,812	185	-	5,997	14,253	6,105	-	20,358
Inventory impairment losses	48,087	1,533	-	49,620	42,246	18,402	-	60,648
Total Cost of Revenue	177,334	9,236	-	186,570	807,636	323,058	-	1,130,694
Gross Profit	730,881	19,726	-	750,607	188,267	78,314	-	266,581
Less:
Operating Expenses:
Marketing and advertising	2,854	91	42	2,987	143,405	55,483	-	198,888
Consulting fee	32,822	1,047	-	33,869	53,140	21,855	-	74,995
Warranty expense	669	-	-	669	6,509	2,710	-	9,219
Payroll expenses	165,803	5,287	-	171,090	59,845	24,150	-	83,995
Professional fees	487,988	15,561	29,885	533,434	316,972	132,773	-	449,745
Travel and entertainment	16,478	525	-	17,003	17,132	7,112	-	24,244
Credit loss	-	-	-	-	-	-	-	-
Office expenses	14,987	478	320	15,785	2,858	1,147	-	4,005
Sales tax	4,291	137	-	4,428	3,751	1,304	-	5,055
State B&O tax	-	-	-	-	-	-	-	-
Other segment expenses	123,131	3,927	784	127,842	117,144	33,836	491	151,471
Plus:
Other Income/(Expenses):
Marketing campaign	-	-	-	-	378,945	154,743	-	533,688
Interest income	31,610	1,008	424	33,042	131	-	-	131
Loss on deconsolidation	-	-	-	-	-	-	-	-
Interest expense	-	-	-	-	(31,834)	-	23,752	(8,082)
Other income	-	-	-	-	-	-	-	-
Other expense	(51,884)	(1,655)	(388)	(53,927)	(17,863)	-	-	(17,863)
Add (Less):
Income tax (provision) benefit	1,604	51	-	1,655	(1,751)	-	-	(1,751)
Segment Net Income (Loss)	$(136,812)	$(7,923)	(30,995)	$(175,730)	$(204,861)	$(47,313)	$23,261	$(228,913)

	Six months ended				Six months ended
	June 30, 2026				June 30, 2025
	North America	Europe	Reconciliation and Other	Total	North America	Europe	China	Total

REVENUES
Product revenue	$259,965	$-	$-	$259,965	$1,360,081	$611,035	$-	$1,971,116
Product revenue - related party	135,467	6,224	-	141,691	105,067	41,722	-	146,789
Revenue share – related party	1,328,130	22,116	-	1,350,246	739,636	332,259	-	1,071,895
Intelligent Information Service - related party	304,600	5,501	-	310,101	-	-	-	-
AI Service Sharing - related party	58,790	1,000	-	59,790	-	-	-	-
Total Revenues	2,086,952	34,841	-	2,121,793	2,204,784	985,016	-	3,189,800
Less:
Cost of Revenue:
E-commerce platform expenses	53,768	1,271	-	55,039	392,637	176,380	-	569,017
Product cost	225,779	7,513	-	233,292	1,204,968	541,294	-	1,746,262
Delivery and freight cost	12,054	216	-	12,270	23,141	10,395	-	33,536
Inventory impairment losses	48,394	1,535	-	49,929	59,393	26,680	-	86,073
Total Cost of Revenue	339,995	10,535	-	350,530	1,680,139	754,749	-	2,434,888
Gross Profit	1,746,957	24,306	-	1,771,263	524,645	230,267	-	754,912
Less:
Operating Expenses:
Marketing and advertising	12,251	138	64	12,453	409,583	183,992	-	593,575
Consulting fee	66,267	1,213	-	67,480	113,192	50,848	-	164,040
Warranty expense	2,161	7	-	2,168	12,865	5,779	-	18,644
Payroll expenses	384,617	6,379	-	390,996	141,253	63,454	-	204,707
Professional fees	796,262	17,099	42,300	855,661	603,371	271,046	-	874,417
Travel and entertainment	46,068	673	-	46,741	34,531	15,512	-	50,043
Credit loss	-	-	-	-	-	-	-	-
Office expenses	33,702	571	960	35,233	6,925	3,111	-	10,036
Sales tax	18,800	209	-	19,009	15,111	6,788	-	21,899
State B&O tax	-	-	-	-	30	-	-	30
Other segment expenses	363,509	5,125	849	369,483	217,234	82,159	916	300,309
Plus:
Other Income/(Expenses):
Marketing campaign	-	-	-	-	840,167	377,419	-	1,217,586
Interest income	59,702	1,148	843	61,693	449	-	(1)	448
Loss on deconsolidation	-	-	-	-	-	-	-	-
Interest expense	-	-	-	-	(31,843)	7,259	-	(24,584)
Other income	-	-	-	-	-	-	-	-
Other expense	(61,047)	(1,700)	(670)	(63,417)	(7,368)	(3,310)	-	(10,678)
Add (Less):
Income tax (provision) benefit	(485)	41	-	(444)	(6,074)	-	-	(6,074)
Segment Net Income (Loss)	$21,490	$(7,619)	(44,000)	$(30,129)	$(234,119)	$(71,054)	$(917)	$(306,090)

The following table presents total assets by segment as of June 30, 2026 and December 31, 2025.

			June 30, 2026		December 31, 2025
	North America	Europe	Reconciliation and Other	Total	North America	Europe	China	Total
TOTAL SEGMENT ASSETS	$10,267,052	$880,528	79,456	$11,227,035	$7,595,063	$3,577,523		$11,172,586

14.	TAXATION

The Company’s provision for income taxes for the three and six months ended June 30, 2026 and 2025 consisted of the following:

	Three months ended		Six months ended
	June 30,		June 30,
	2026	2025	2026	2025

Current tax provision (benefit)	$(1,655)	$1,751	$444	$6,074
Deferred tax provision	-	-	-	-
Total provision (benefit) for income taxes	$(1,655)	$1,751	$444	$6,074

The Company calculates its interim income tax provision in accordance with ASC 740-270, Income Taxes—Interim Reporting, using an estimated annual effective tax rate applied to year-to-date ordinary income or loss, with the tax effects of discrete items recognized in the period in which they occur.

For the three months ended June 30, 2026 and 2025, the Company recorded an income tax benefit of approximately $1,655 and income tax expense of approximately $1,751, respectively. For the six months ended June 30, 2026 and 2025, the Company recorded income tax expense of approximately $444 and $6,074, respectively. The Company’s current income tax provision primarily relates to state income taxes, as the Company does not expect to incur federal current income tax for the periods presented. No material discrete tax items were identified during the three and six months ended June 30, 2026.

For the six months ended June 30, 2026, the Company’s estimated annual effective tax rate differed from the U.S. federal statutory income tax rate primarily as a result of state income taxes and the effect of the valuation allowance maintained against the Company’s deferred tax assets.

As of June 30, 2026 and December 31, 2025, the Company maintained a full valuation allowance against its deferred tax assets. In assessing realizability, management considered available positive and negative evidence, including historical operating results, cumulative losses, projected future taxable income, reversal of existing temporary differences, available tax-planning strategies, and applicable carryforward periods and expiration dates, and concluded that it was more likely than not that the deferred tax assets would not be realized. Accordingly, the Company had no net deferred tax assets recognized as of June 30, 2026 or December 31, 2025.

The Company has identified uncertain tax positions related to potential state income tax filing obligations in jurisdictions where it may have nexus but has not filed income tax returns. There were no material changes in the Company’s uncertain tax positions during the six months ended June 30, 2026.

The Company’s ability to utilize its net operating loss and tax credit carryforwards may be subject to limitations under Section 382 of the Internal Revenue Code if an ownership change has occurred. Based on information currently available to management, including the Company’s ownership history, management is not aware of any transaction or series of transactions that would have resulted in an ownership change under Section 382. However, the Company has not completed a formal Section 382 study, and therefore no assurance can be provided that an ownership change has not occurred.

15.	COMMITMENTS AND CONTINGENCIES

In the ordinary course of business, the Company is subject to various commitments and contingencies, including contractual obligations, commercial commitments, and potential legal proceedings.

The Company accounts for contingencies in accordance with ASC 450, Contingencies. A liability is recognized when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. If a loss is reasonably possible but not probable, or if the amount of the loss cannot be reasonably estimated, the nature of the contingency is disclosed, if material.

From time to time, the Company may become involved in legal proceedings, claims, and regulatory matters arising in the ordinary course of business. Management reviews the status of such matters on an ongoing basis and establishes reserves when appropriate in accordance with ASC 450.

As of June 30, 2026 and December 31, 2025, the Company was not a party to any material pending or threatened legal proceedings, claims, or assessments, and management is not aware of any matters that would require recognition of a material liability or disclosure in the accompanying condensed consolidated financial statements.

The Company has also entered into agreements that contain customary representations, warranties, and indemnification provisions. Management does not believe that any material liabilities have arisen under these arrangements as of June 30, 2026.

16.	SUBSEQUENT EVENTS

In accordance with ASC Topic 855, Subsequent Events, which establishes general standards for the accounting and disclosure of events that occur after the balance sheet date but before the financial statements are issued, the Company has evaluated all events and transactions that occurred after June 30, 2026 through the date the consolidated financial statements were issued.

Based on this evaluation, management determined that there were no subsequent events that required recognition or disclosure in the accompanying consolidated financial statements.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

References to the “Company,” “our,” “us,” or “we” refer to AMC Robotics Corporation. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. The discussion below contains forward-looking statements that involve risks and uncertainties. Actual results may differ materially from those anticipated in these forward-looking statements due to various factors, including those discussed under “Risk Factors” in our Annual Report on Form 10-K and other filings with the Securities and Exchange Commission.

Overview

Our Company and our Business Overview

AMC Robotics Corporation became a publicly traded company upon the completion of its business combination with AlphaVest Acquisition Corp. on December 9, 2025. The transaction was accounted for as a reverse recapitalization, with AMC Corporation deemed the accounting acquirer. Accordingly, the historical financial statements of AMC Corporation became those of the combined company.

The Company primarily distributes intelligent security camera products through e-commerce platforms serving customers in the United States, Canada, and Europe. In addition to product sales, the Company generates recurring revenue through cloud-based intelligent information services, artificial intelligence service-sharing arrangements, intelligent information services, and revenue-sharing arrangements with strategic business partners. During 2026, the Company continued to expand its emphasis on higher-margin service-based revenue while maintaining a more disciplined approach to inventory management and operating expenses.

Prior to December 2025, certain e-commerce platform accounts were operated through contractual arrangements with third-party entities, including Ants, Xiaoyun, and Yishijue. Effective December 1, 2025, the Company terminated the contractual arrangements with Xiaoyun and Yishijue and deconsolidated those variable interest entities (“VIEs”). Since that time, the Company has conducted its operations without reliance on VIE structures. Limited transitional transactions associated with certain former VIE marketplace accounts continued during 2026 and were accounted for as related-party transactions.

Recent Development and Future Objectives

Business Combination

In December 2025, the Company completed its business combination with AlphaVest Acquisition Corp., pursuant to which AMC Corporation became a wholly owned subsidiary of AMC Robotics Corporation. The transaction significantly strengthened the Company’s capital structure and provided access to the public capital markets.

Private Investment in Public Equity Financing

Concurrently with the Business Combination, the Company completed a private investment in public equity (“PIPE”) financing that generated gross proceeds of approximately $8.0 million. The financing enhanced the Company’s liquidity and financial flexibility to support working capital requirements, strategic initiatives, and future growth opportunities.

Strategic Investment

During the second quarter of 2026, the Company invested an aggregate of $1.0 million in Etronium AI Inc. through two Simple Agreements for Future Equity (“SAFEs”). The investment reflects management’s strategy of pursuing opportunities in artificial intelligence technologies that may complement the Company’s long-term robotics and intelligent security solutions. The investment is accounted for as a long-term investment under the applicable provisions of U.S. GAAP.

Revenue Strategy

The Company’s revenue mix has continued to evolve from traditional product sales toward higher-margin recurring revenue generated through cloud-based intelligent information services, artificial intelligence service offerings, and revenue-sharing arrangements with strategic partners, including Kami Vision Inc. Management believes this transition reduces working capital requirements associated with inventory-intensive product sales while supporting improved gross margins and more predictable recurring revenue.

During the six months ended June 30, 2026, the Company continued to generate a significant portion of its revenue from cloud-service revenue sharing, AI service sharing, and intelligent information service arrangements with Kami. The Company also continued to generate product revenue through sales to related and unrelated customers.

Business Outlook

Management remains focused on expanding the Company’s intelligent security and robotics business while continuing to improve operating efficiency and profitability. Key strategic priorities include:

●	expanding recurring service-based revenue and artificial intelligence solutions;
●	strengthening strategic relationships with technology partners;
●	maintaining disciplined inventory and working capital management;
●	pursuing selective investments that complement the Company’s long-term growth strategy; and
●	evaluating additional financing and strategic opportunities that enhance shareholder value.

The Company may evaluate financing alternatives from time to time to support its working capital requirements, strategic investments, and long-term growth objectives. There can be no assurance that additional financing will be available on acceptable terms or at all.

While management believes the Company is well positioned to execute its long-term strategy, future operating results will continue to depend on customer demand, technological innovation, competitive market conditions, the successful execution of strategic initiatives, and general economic conditions.

Executive Summary of Financial Performance

	Three months ended June 30,
(in USD)	2026	2025	$ change	% Change
Total Revenue	$937,177	$1,397,275	$(460,098)	(33)%
Cost of Revenue	(186,570)	(1,130,694)	944,124	83%
Gross Profit	750,607	266,581	484,026	182%
Operating Income (Loss)	(156,500)	(735,036)	578,536	NM
Net Income (Loss)	$(175,730)	$(228,913)	$53,183	NM

	Six months ended June 30,
(in USD)	2026	2025	$ change	% Change
Total Revenue	$2,121,793	$3,189,800	$(1,068,007)	(33)%
Cost of Revenue	(350,530)	(2,434,888)	2,084,358	86%
Gross Profit	1,771,263	754,912	1,016,351	135%
Operating loss	(27,961)	(1,482,788)	1,454,827	NM
Net loss	$(30,129)	$(306,090)	$275,961	NM

The Company’s financial performance during the three and six months ended June 30, 2026 reflected a continued shift toward higher-margin revenue streams and improved operating efficiency. Although total revenues declined compared with the corresponding periods in 2025, gross profit increased significantly as a result of a more favorable revenue mix and substantially lower product-related costs.

For the three months ended June 30, 2026, total revenues decreased by $460,098, or 33%, to $937,177, compared with $1,397,275 for the corresponding period in 2025. The decrease was primarily attributable to lower product revenue, partially offset by an increase in revenue share and other service-based revenue included within revenue share.

Cost of revenues decreased by $944,124, or 83%, to $186,570, compared with $1,130,694 for the corresponding period in 2025. The decrease primarily reflected lower product costs, e-commerce platform expenses, delivery and freight costs, and inventory impairment losses associated with the reduction in product sales.

As a result, gross profit increased by $484,026, or 182%, to $750,607, compared with $266,581 for the prior-year period. Gross margin increased to approximately 80% for the three months ended June 30, 2026, from approximately 19% for the corresponding period in 2025. The improvement was primarily attributable to a greater contribution from higher-margin revenue-sharing and service-based activities and lower product-related costs.

The Company reported a loss from operations of $156,500 for the three months ended June 30, 2026, compared with a loss from operations of $735,036 for the corresponding period in 2025, representing an improvement of $578,536. The improvement was primarily attributable to increased gross profit and lower sales and marketing expenses, partially offset by higher general and administrative expenses.

The Company reported a net loss of $175,730 for the three months ended June 30, 2026, compared with a net loss of $228,913 for the corresponding period in 2025, representing an improvement of $53,183. The current-year period included an income tax benefit of approximately $1,655, compared with income tax expense of approximately $1,751 in the prior-year period. The improvement in operating results was partially offset by total other expense, net, of $20,885 during the current-year quarter, compared with total other income, net, of $507,874 during the prior-year quarter. The prior-year quarter included $533,688 of other income from a related party.

For the six months ended June 30, 2026, total revenues decreased by $1,068,007, or 33%, to $2,121,793, compared with $3,189,800 for the corresponding period in 2025. The decrease was primarily attributable to lower product revenue, partially offset by increased revenue share and service-based revenue.

Cost of revenues decreased by $2,084,358, or 86%, to $350,530, compared with $2,434,888 for the corresponding period in 2025. Consequently, gross profit increased by $1,016,351, or 135%, to $1,771,263, compared with $754,912 in the prior-year period. Gross margin increased to approximately 83% for the six months ended June 30, 2026, from approximately 24% for the corresponding period in 2025.

The Company reported a loss from operations of $27,961 for the six months ended June 30, 2026, compared with a loss from operations of $1,482,788 for the corresponding period in 2025, representing an improvement of $1,454,827. The improvement primarily reflected increased gross profit and significantly lower sales and marketing expenses, partially offset by higher general and administrative and research and development expenses.

The Company reported a net loss of $30,129 for the six months ended June 30, 2026, compared with a net loss of $306,090 for the corresponding period in 2025, representing an improvement of $275,961. Total other expense, net, was $1,724 for the first six months of 2026, compared with total other income, net, of $1,182,772 for the corresponding period in 2025. The prior-year period included $1,217,586 of other income from a related party. The Company recorded income tax expense of approximately $444 and $6,074 for the six months ended June 30, 2026 and 2025, respectively.

During the second quarter of 2026, the Company invested an aggregate of $1.0 million in Etronium AI Inc. through two Simple Agreements for Future Equity. The investment supports the Company’s long-term strategy of pursuing artificial intelligence technologies that may complement its robotics and intelligent security solutions.

Overall, the results for the first six months of 2026 reflected significantly improved gross margins, reduced sales and marketing expenditures, and a substantial reduction in operating loss, despite lower total revenues.

Revision of Previously Issued Financial Statements

During the preparation of the Company’s unaudited condensed consolidated financial statements for the three months ended March 31, 2026, management identified certain immaterial errors in the Company’s previously issued consolidated financial statements as of and for the year ended December 31, 2025. The errors primarily related to the omission of accrued professional service fees.

Management evaluated the errors in accordance with applicable accounting guidance and concluded that they were not material, individually or in the aggregate, to the Company’s previously issued consolidated financial statements as of and for the year ended December 31, 2025. Accordingly, an amendment or restatement of those financial statements was not required.

Management also concluded that correcting the errors entirely in the three months ended March 31, 2026 would have materially misstated the Company’s results of operations for that interim period. Therefore, the Company revised the December 31, 2025 comparative balance sheet included in the unaudited condensed consolidated financial statements to reflect the correction of the immaterial prior-period errors.

The revisions increased accrued expenses and other current liabilities and accumulated deficit by approximately $109,000 as of December 31, 2025. The revisions had no effect on the Company’s cash flows for the year ended December 31, 2025.

Results of Operations

The Company’s results of operations for the three and six months ended June 30, 2026 reflected continued progress in its transition toward a higher-margin, more capital-efficient business model. Although total revenues declined compared with the corresponding periods in 2025, the Company achieved significant improvements in gross profit and operating results through changes in revenue composition, disciplined cost management, and reduced product-related expenses.

The most significant drivers of the year-over-year changes include:

●	A continued shift away from traditional inventory-intensive product sales toward higher-margin revenue-sharing arrangements;

●	Continued growth in recurring revenue generated through revenue-sharing and related-party service arrangements;

●	A substantial reduction in product costs, e-commerce platform expenses, freight costs, and inventory impairment losses resulting from lower inventory-related activities;

●	Significantly lower sales and marketing expenditures while maintaining disciplined operating cost management; and

●	Continued strategic collaboration with related parties, which remained an important source of revenue during the periods presented.

Management believes these changes reflect its long-term strategy of improving profitability, reducing working capital requirements, and expanding recurring revenue streams.

Revenue

	Three months ended June 30,
Revenue Component	2026	2025	$ Change	% Change
Product revenue	$157,947	$749,313	(591,366)	(79)%
Product revenue – related party	5,143	146,655	(141,512)	(97)%
Revenue share – related party	774,087	501,307	272,780	54%
Total Revenue	$937,177	$1,397,275	(460,098)	(33)%

	Six months ended June 30,
Revenue Component	2026	2025	$ Change	% Change
Product revenue	$259,965	$1,971,116	(1,711,151)	(87)%
Product revenue – related party	141,691	146,789	(5,098)	(3)%
Revenue share – related party	1,720,137	1,071,895	648,242	60%
Total Revenue	$2,121,793	$3,189,800	(1,068,007)	(33)%

Total revenues for the three months ended June 30, 2026 were $937,177, a decrease of $460,098, or 33%, compared with $1,397,275 for the same period in 2025. Total revenues for the six months ended June 30, 2026 were $2,121,793, a decrease of $1,068,007, or 33%, compared with $3,189,800 for the corresponding period in 2025.

The decrease in revenues during both periods was primarily attributable to lower third-party product sales as the Company continued to reduce its emphasis on inventory-intensive product distribution. This decline was partially offset by continued growth in revenue generated through revenue-sharing arrangements with related parties.

Product revenue decreased by $591,366, or 79%, during the second quarter and by $1,711,151, or 87%, during the first six months of 2026 compared with the corresponding periods in 2025. The decrease primarily reflected lower sales volumes as management continued to shift its business strategy away from lower-margin product sales toward higher-margin service-based activities.

Product revenue from related parties totaled $5,143 for the three months ended June 30, 2026, compared with $146,655 for the corresponding period in 2025. For the six months ended June 30, 2026, product revenue from related parties totaled $141,691, compared with $146,789 for the corresponding period in 2025.

Revenue share from related parties increased by $272,780, or 54%, during the second quarter and by $648,242, or 60%, during the first six months of 2026. Revenue-sharing arrangements represented approximately 83% and 81% of total revenues during the three- and six-month periods ended June 30, 2026, respectively, compared with approximately 36% and 34%, respectively, during the corresponding periods in 2025.

The Company’s revenue mix continued to evolve during 2026, with revenue-sharing arrangements becoming the primary source of revenues. Management believes these arrangements generally require substantially less working capital, involve lower direct costs than traditional product sales, and support higher gross margins. The Company expects to continue pursuing opportunities that expand recurring and service-based revenue while maintaining a disciplined approach to inventory investment.

Cost of Revenue and Gross Profit

	Three months ended June 30,
	2026	2025	$ Change
Cost of Revenue	$(186,570)	$(1,130,694)	$944,124
Gross Profit	$750,607	$266,581	$484,026
Gross Margin	80%	19%	61 pts

	Six months ended June 30,
	2026	2025	$ Change
Cost of Revenue	$(350,530)	$(2,434,888)	$2,084,358
Gross Profit	$1,771,263	$754,912	$1,016,351
Gross Margin	83%	24%	59 pts

Cost of revenues for the three months ended June 30, 2026 was $186,570, compared with $1,130,694 for the corresponding period in 2025, representing a decrease of $944,124, or 83%. Cost of revenues for the six months ended June 30, 2026 was $350,530, compared with $2,434,888 for the corresponding period in 2025, representing a decrease of $2,084,358, or 86%.

The decrease in cost of revenues during both periods was primarily attributable to lower product-related costs resulting from reduced product sales volumes, together with significant reductions in e-commerce platform expenses, product procurement costs, delivery and freight costs, and inventory impairment losses. These reductions reflect management’s continued efforts to reduce inventory-intensive operations and improve operating efficiency.

Gross profit increased to $750,607 for the three months ended June 30, 2026 from $266,581 for the corresponding period in 2025, representing an increase of $484,026, or 182%. For the six months ended June 30, 2026, gross profit increased to $1,771,263 from $754,912 for the corresponding period in 2025, representing an increase of $1,016,351, or 135%.

Gross margin improved to approximately 80% and 83% for the three- and six-month periods ended June 30, 2026, respectively, compared with approximately 19% and 24%, respectively, for the corresponding periods in 2025. The increase primarily reflected a significant change in revenue mix. Revenue-sharing and service-based arrangements, which generally have limited direct costs and are recognized on a net basis, represented approximately 83% and 81% of total revenue for the three and six months ended June 30, 2026, respectively. By comparison, product revenue declined substantially and represented a smaller portion of total revenue. Accordingly, the improvement in consolidated gross margin was primarily attributable to the increased proportion of revenue generated from higher-margin revenue-sharing and service-based activities, together with lower product-related costs and inventory impairment charges.

Management believes the continued shift toward service-based and recurring revenue, together with disciplined inventory and cost management, has strengthened the Company’s gross profitability and positioned the business for more capital-efficient growth.

Operating Expenses

	Three months ended June 30,
Expense Category	2026	2025	$ Change	% Change
General & Administrative	$884,349	$784,236	$100,113	13%
Sales & Marketing	19,758	208,107	(188,349)	(91)%
Research & Development	3,000	9,274	(6,274)	(68)%
Total Operating Expenses	$907,107	$1,001,617	$(94,510)	(9)%

	Six months ended June 30,
Expense Category	2026	2025	$ Change	% Change
General & Administrative	$1,739,135	$1,601,648	$137,487	9%
Sales & Marketing	34,090	612,219	(578,129)	(94)%
Research & Development	25,999	23,833	2,166	9%
Total Operating Expenses	$1,799,224	$2,237,700	$(438,476)	(20)%

Total operating expenses for the three months ended June 30, 2026 were $907,107, compared with $1,001,617 for the corresponding period in 2025, representing a decrease of $94,510 or 9%. For the six months ended June 30, 2026, total operating expenses were $1,799,224, compared with $2,237,700 for the corresponding period in 2025, representing a decrease of $438,476, or 20%. The overall decrease during both periods was primarily attributable to significantly lower sales and marketing expenditures, partially offset by higher general and administrative expenses.

General and Administrative Expenses

General and administrative expenses were $884,349 for the three months ended June 30, 2026, compared with $784,236 for the corresponding period in 2025, representing an increase of $100,113, or 13%. For the six months ended June 30, 2026, general and administrative expenses were $1,739,135, compared with $1,601,648 for the corresponding period in 2025, representing an increase of $137,487, or 9%. The increases primarily reflected higher professional fees, public company compliance costs, legal and accounting fees, and other administrative expenses incurred following the Company’s Business Combination and continued operation as a publicly traded company.

Sales and Marketing Expenses

Sales and marketing expenses decreased to $19,758 for the three months ended June 30, 2026 from $208,107 for the corresponding period in 2025, representing a decrease of $188,349, or 91%. For the six months ended June 30, 2026, sales and marketing expenses decreased to $34,090 from $612,219, representing a decrease of $578,129, or 94%. The decreases primarily reflected substantially reduced advertising, promotional, and customer acquisition activities as the Company continued to emphasize higher-margin revenue-sharing arrangements rather than expanding traditional product sales.

Research and Development Expenses

Research and development expenses were $3,000 for the three months ended June 30, 2026, compared with $9,274 for the corresponding period in 2025, representing a decrease of $6,274, or 68%. For the six months ended June 30, 2026, research and development expenses were $25,999, compared with $23,833 for the corresponding period in 2025, representing an increase of $2,166, or 9%. The year-to-date increase primarily reflected continued investment in product development and technology initiatives, while quarterly expenditures may fluctuate depending on the timing of development activities.

Overall, the Company’s operating expense profile reflects management’s continued emphasis on cost discipline. The substantial reduction in sales and marketing expenditures, together with disciplined management of operating costs, partially offset the increase in public company compliance and administrative expenses and contributed to the Company’s improved operating results during the three- and six-month periods ended June 30, 2026.

Other Income (Expense)

	Three months ended June 30,
	2026	2025	$ Change
Other income – related party	$-	$533,688	$(533,688)
Other income (expense), net	(53,927)	(17,863)	(36,064)
Interest income	33,042	131	32,911
Interest expense	-	(8,082)	8,082
Total Other Income (loss), Net	$(20,885)	$507,874	$(528,759)

	Six months ended June 30,
	2026	2025	$ Change
Other income – related party	$-	$1,217,586	$(1,217,586)
Other income (expense), net	(63,417)	(10,678)	(52,739)
Interest income	61,693	448	61,245
Interest expense	-	(24,584)	24,584
Total Other Income (loss), Net	$(1,724)	$1,182,772	$(1,184,496)

Total other loss, net was $20,885 for the three months ended June 30, 2026, compared with total other income, net of $507,874 for the corresponding period in 2025. For the six months ended June 30, 2026, total other loss, net was $1,724, compared with total other income, net of $1,182,772 for the corresponding period in 2025.

The most significant factor affecting the year-over-year comparison was the absence of other income from related parties during the 2026 periods. During the three and six months ended June 30, 2025, the Company recognized $533,688 and $1,217,586, respectively, of other income from related parties, while no comparable income was recognized during the corresponding periods in 2026. As a result, total other income declined significantly despite improvements in other components.

Other income (expense), net decreased by $36,064 during the three months ended June 30, 2026 and by $52,739 during the six months ended June 30, 2026, compared with the corresponding periods in 2025, primarily reflecting higher non-operating expenses.

Interest income increased to $33,042 for the three months ended June 30, 2026 from $131 for the corresponding period in 2025, and increased to $61,693 for the six months ended June 30, 2026 from $448 for the corresponding period in 2025. The increases primarily reflected higher average cash balances following the Company’s Business Combination and PIPE financing completed in December 2025.

No interest expense was recognized during the three or six months ended June 30, 2026, compared with $8,082 and $24,584, respectively, during the corresponding periods in 2025, reflecting the repayment or settlement of interest-bearing obligations.

Liquidity and Capital Resources

Liquidity Overview

As of June 30, 2026, the Company had cash and cash equivalents of approximately $4.5 million, compared with approximately $7.0 million as of December 31, 2025, representing a decrease of approximately $2.5 million during the first six months of 2026. The decrease primarily reflected approximately $1.5 million of net cash used in operating activities and the Company’s $1.0 million investment in Etronium AI Inc., partially offset by approximately $20,000 of proceeds from the exercise of warrants.

Compared to June 30, 2025, the Company’s cash and cash equivalents increased significantly, primarily reflecting the proceeds received from the Business Combination and the related PIPE financing completed in December 2025, which substantially strengthened the Company’s liquidity position.

The Company’s liquidity continues to be influenced by several key factors, including:

●	operating performance, particularly revenue growth, gross margins, and expense management;
●	working capital management, including the collection of trade receivables and the timing of payments to vendors and related parties;
●	inventory management and the Company’s continued transition toward a less inventory-intensive business model;
●	strategic investments that support the Company’s long-term growth objectives; and
●	access to external financing through equity or debt capital markets, if additional capital is required.

During the second quarter of 2026, the Company invested an aggregate of $1.0 million in Etronium AI Inc. through two SAFEs. Management believes this strategic investment complements the Company’s long-term strategy of expanding its artificial intelligence and robotics capabilities while maintaining sufficient liquidity to support its ongoing operations.

Management believes that the Company’s existing cash and cash equivalents, together with anticipated cash flows from operations, will be sufficient to meet its expected working capital requirements, planned operating activities, and capital expenditure needs for at least the next twelve months from the date these unaudited condensed consolidated financial statements are issued. However, the Company’s future liquidity will continue to depend on its ability to generate positive operating cash flows, effectively manage working capital, successfully execute its strategic initiatives, and, if necessary, obtain additional financing on acceptable terms. There can be no assurance that any financing will be completed on acceptable terms or at all.

Cash Flow Analysis

	Six months ended June 30,
	2026	2025	$ Change
Net cash (used in)/provided by operating activities	(1,479,664)	675,160	(2,154,824)
Net cash used in investing activities	(1,000,000)	(529,432)	(470,568)
Net cash provided by (used in) financing activities	20,085	(321,982)	342,067

Operating Activities

Net cash used in operating activities was $1.5 million for the six months ended June 30, 2026, compared to net cash provided by operating activities of $675,160 for the corresponding period in 2025, representing a decrease of approximately $2.2 million.

The use of cash during the 2026 period was primarily attributable to changes in working capital. Accounts receivable—related party increased by approximately $1.2 million, primarily reflecting amounts due under the Company’s revenue-sharing arrangements and product sales to related parties. Advances to suppliers—related party increased by approximately $1.1 million, primarily reflecting advance payments for inventory and other anticipated operating requirements. These uses of cash were partially offset by an approximately $259,000 decrease in other receivables—related party, an approximately $248,000 decrease in inventories, and an approximately $116,000 decrease in prepaid expenses.

Investing Activities

Net cash used in investing activities was $1.0 million for the six months ended June 30, 2026, compared to $529,432 during the corresponding period in 2025.

The cash used in investing activities during 2026 consisted primarily of the Company’s $1.0 million strategic investment in Etronium AI Inc. through two SAFEs. During the corresponding period in 2025, investing activities primarily consisted of the issuance of a promissory note, partially offset by collections on a note receivable from a stockholder.

Financing Activities

Net cash provided by financing activities was $20,085 for the six months ended June 30, 2026, compared to net cash used in financing activities of $321,982 during the corresponding period in 2025.

Financing activities during 2026 primarily reflected proceeds received from the exercise of warrants. Financing activities during the corresponding period in 2025 primarily reflected a $500,000 capital contribution from a shareholder, partially offset by the repayment of a short-term loan of $821,982.

As a result of the foregoing activities, cash and cash equivalents decreased by $2.5 million during the first six months of 2026, from $7.0 million at December 31, 2025 to $4.5 million at June 30, 2026. The decrease primarily reflected cash used in operating activities and the $1.0 million strategic investment, partially offset by warrant exercise proceeds.

Capital Resources

The Company’s principal sources of capital are its cash and cash equivalents, cash generated from operations, and, when appropriate, access to equity and other financing sources. Following the Business Combination completed in December 2025, the Company significantly strengthened its capital structure through the receipt of trust proceeds and PIPE financing. During the six months ended June 30, 2026, the Company also received proceeds of approximately $20 thousand from the exercise of warrants.

The Company’s capital requirements are primarily driven by working capital needs, operating expenses associated with its business and public company reporting obligations, strategic investments, and the continued development of its products and technology offerings. During the second quarter of 2026, the Company invested $1.0 million in Etronium AI Inc. through two SAFEs, which management believes support the Company’s long-term artificial intelligence and robotics strategy.

The Company does not maintain a revolving credit facility or other committed borrowing arrangements. Although the Company may continue to evaluate additional financing opportunities to support future growth initiatives, management believes that its existing cash resources and anticipated operating cash flows will be sufficient to fund its operating requirements, capital expenditures, and other contractual obligations for at least the next twelve months from the date these unaudited condensed consolidated financial statements are issued. However, the Company’s future capital requirements will depend on its operating performance, working capital needs, strategic initiatives, and ability to obtain additional financing on acceptable terms. There can be no assurance that any financing will be completed on acceptable terms or at all.

Contractual Obligations and Commitments

The Company’s contractual obligations consist primarily of operating lease obligations and other operating liabilities, as disclosed in Note 9 – Leases and Note 15 – Commitments and Contingencies to the unaudited condensed consolidated financial statements.

Lease Obligations (ASC 842)

As of June 30, 2026, the Company had operating lease liabilities of approximately $81,800, consisting of $58,900 classified as current and $22,900 classified as non-current. The Company had approximately $84,700 of undiscounted future minimum lease payments remaining under its operating lease agreements. Management believes these obligations do not represent a significant liquidity burden.

Purchase Commitments

The Company enters into purchase commitments with suppliers in the ordinary course of business. These commitments are generally short-term in nature and are intended to support anticipated customer demand. Management continues to monitor inventory levels and procurement activities to efficiently manage working capital and minimize exposure to long-term purchase commitments.

Related Party Obligations

The Company continues to conduct transactions with related parties in the ordinary course of business. As of June 30, 2026, accounts receivable—related party were approximately $3.3 million, compared with approximately $2.1 million as of December 31, 2025. Advances to suppliers—related party were approximately $1.1 million as of June 30, 2026, compared with approximately $21,000 as of December 31, 2025. Other receivables—related party decreased to approximately $217,000 from approximately $476,000 during the same period. These balances affected the Company’s operating cash flows during the first six months of 2026. Management continues to monitor the collection, settlement and realization of these balances. Additional information regarding related-party balances and transactions is included in Note 6 - Related Party Balances and Transactions.

Other Commitments and Contingencies

The Company may be involved in legal proceedings, claims, and other contingencies arising in the ordinary course of business. Management does not believe that any currently pending matters, individually or in the aggregate, will have a material adverse effect on the Company’s financial position, results of operations, or cash flows.

Overall Liquidity Assessment

As of June 30, 2026, the Company had $4.5 million of cash and cash equivalents and believes its liquidity position remains sufficient to support its ongoing operations. During the first six months of 2026, cash decreased primarily as a result of the Company’s $1.0 million strategic investment in Etronium AI Inc. and changes in working capital, partially offset by proceeds received from the exercise of warrants.

Management believes that the Company’s current cash resources, together with anticipated cash flows from operations, provide a solid financial foundation to meet its near-term operating requirements and execute its strategic initiatives. Nevertheless, the Company will continue to monitor its liquidity and capital requirements and may pursue additional financing opportunities as market conditions and business needs warrant.

Critical Accounting Policies and Estimates

The preparation of the Company’s unaudited condensed consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosures. These estimates are based on historical experience, current conditions, and various other assumptions that management believes are reasonable under the circumstances.

Because of the inherent uncertainty involved in making estimates, actual results could differ materially from those estimates. Management continually evaluates its accounting estimates and assumptions as facts and circumstances change.

There have been no material changes to the Company’s critical accounting policies or significant estimates during the six months ended June 30, 2026 from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

Revenue Recognition (ASC 606)

The Company recognizes revenue in accordance with ASC 606, Revenue from Contracts with Customers when control of promised goods or services is transferred to customers in an amount that reflects the consideration the Company expects to receive in exchange for those goods or services.

The Company generates revenue primarily from product sales, revenue-sharing arrangements, and related services. A significant area of judgment involves determining whether the Company acts as a principal or an agent in certain revenue arrangements, particularly those involving:

●	E-commerce platform sales

●	Revenue-sharing arrangements; and

●	Transactions with related parties (see Note 6 – Related Party Balances and Transactions).

This assessment requires management to evaluate a number of factors, including control over the specified goods or services before transfer to the customer, inventory risk, discretion in establishing pricing, and primary responsibility for fulfilling contractual obligations.

When the Company concludes that it is the principal in an arrangement, revenue is recognized on a gross basis. When the Company concludes that it acts as an agent, revenue is recognized on a net basis. Changes in these judgments could materially affect the amount of revenue and cost of revenue reported in the Company’s condensed consolidated financial statements.

Revenue-sharing arrangements also require significant judgment in identifying performance obligations, determining the transaction price, and assessing the timing of revenue recognition. Differences in contractual terms or changes in the underlying facts and circumstances could affect the timing and amount of revenue recognized.

Inventory Valuation (ASC 330)

Inventory is stated at the lower of cost or net realizable value. Cost is determined using the moving-average cost method, which approximates actual cost.

Management evaluates inventory for excess quantities, obsolescence, slow-moving items, and expected future demand. These assessments require significant judgment regarding forecasted customer demand, product life cycles, technological developments, pricing trends, and competitive market conditions.

During the six months ended June 30, 2026, the Company recorded inventory impairment charges of $49,929. Nevertheless, inventory valuation continues to be sensitive to changes in customer demand, product innovation cycles, and market conditions, which could result in additional write-downs in future periods.

Allowance for Expected Credit Losses (ASC 326)

The Company measures expected credit losses in accordance with ASC 326, Financial Instruments—Credit Losses, using a methodology that considers historical loss experience, current economic conditions, and reasonable and supportable forecasts.

A significant portion of the Company’s accounts receivable and other receivables relates to transactions with related parties (see Note 6 – Related Party Balances and Transactions), resulting in concentrations of credit risk. Management evaluates the collectability of these balances on an ongoing basis by considering the financial condition of counterparties, historical payment experience, contractual terms, and other relevant information.

Although the Company has experienced limited historical credit losses, deterioration in the financial condition of customers or related parties, changes in business relationships, or adverse economic conditions could require the Company to record additional allowances for expected credit losses in future periods.

Warranty Liabilities

The Company provides limited warranties on certain products and records an estimated warranty liability at the time the related revenue is recognized.

Warranty liabilities are estimated based on historical claims experience, product failure trends, expected repair or replacement costs, and other relevant factors. These estimates require significant judgment and are subject to change as additional information becomes available. Actual warranty costs may differ from management’s estimates due to changes in product design, manufacturing quality, customer usage patterns, or other factors, and such differences are recognized in the period in which they become known.

During the six months ended June 30, 2026, the Company continued to experience relatively low warranty claims, and management believes that the recorded warranty liability appropriately reflects its estimated future warranty obligations. However, actual warranty experience could differ from current estimates, which may require adjustments to warranty expense and the related liability in future periods.

Variable Interest Entity (VIE) Consolidation (ASC 810)

The Company evaluates its involvement with VIEs in accordance with ASC 810, Consolidation. A VIE is consolidated when the Company determines that it is the primary beneficiary because it has both (i) the power to direct the activities that most significantly affect the VIE’s economic performance and (ii) the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE.

Historically, the Company consolidated certain VIEs that operated e-commerce platform accounts. In December 2025, the Company terminated the contractual arrangements that established its controlling financial interest in those entities and deconsolidated the VIEs. As of June 30, 2026, the Company no longer consolidates those entities, and management has concluded that no additional entities require consolidation under ASC 810.

The evaluation of VIE relationships requires significant judgment, particularly in assessing contractual arrangements, decision-making authority, and the Company’s economic interests in an entity. Changes in contractual arrangements, ownership interests, or the Company’s level of involvement could require a reassessment of consolidation conclusions in future reporting periods.

Related Party Transactions (ASC 850)

The Company engages in transactions with related parties in the ordinary course of business, including product sales, procurement activities, revenue-sharing arrangements, and other operating transactions (see Note 6 – Related Party Balances and Transactions).

Accounting for related-party transactions requires management to exercise judgment in determining the appropriate recognition, measurement, classification, and disclosure of such transactions. Because these arrangements are not necessarily negotiated on terms equivalent to those that prevail in arm’s-length transactions, management evaluates the underlying contractual terms and economic substance of each arrangement to ensure appropriate accounting treatment under U.S. GAAP.

The Company monitors related-party transactions and outstanding balances on an ongoing basis and believes that all material related-party transactions have been appropriately recognized and disclosed in the accompanying unaudited condensed consolidated financial statements.

Forward Purchase Agreement

In connection with the Business Combination completed in December 2025, the Company entered into a Forward Purchase Agreement (“FPA”) with Harraden Circle Investments. Under the terms of the arrangement, the Company funded prepayments in exchange for the future settlement of shares of its common stock.

As of June 30, 2026, the FPA subscription receivable remained $1,678,678, unchanged from December 31, 2025. The Company continues to account for the FPA as an equity transaction. Accordingly, the outstanding subscription receivable is presented as a reduction of additional paid-in capital within stockholders’ equity.

There were no material changes to the terms or accounting treatment of the FPA during the six months ended June 30, 2026.

Income Taxes (ASC 740)

The Company accounts for income taxes in accordance with ASC 740, Income Taxes, which requires the recognition of deferred tax assets and liabilities for temporary differences between the financial reporting and tax bases of assets and liabilities.

Management evaluates the realizability of deferred tax assets, including net operating loss carryforwards, and records a valuation allowance when it is more likely than not that some or all of the deferred tax assets will not be realized.

This evaluation requires significant judgment regarding:

●	Future taxable income

●	Timing of reversals of temporary differences

●	Tax planning strategies

Changes in these assumptions could result in adjustments to deferred tax assets, valuation allowances, and income tax expense in future reporting periods.

Sensitivity of Estimates and Judgments

The Company’s financial results are particularly sensitive to changes in estimates related to:

●	Revenue recognition, including principal-versus-agent assessments;

●	Inventory valuation and impairment;

●	Collectability of accounts receivable and related-party receivables;

●	Warranty liabilities;

●	VIE consolidation conclusions; and

●	The recoverability of deferred tax assets.

Changes in these assumptions could materially affect the Company’s reported revenue, gross profit, operating results, net income, financial position, and cash flows. For example, changes in principal-versus-agent conclusions could significantly affect reported revenue and cost of revenue, while changes in assumptions regarding inventory obsolescence or the collectability of related-party receivables could materially affect operating results.

Management continually evaluates these estimates and assumptions and updates them as facts and circumstances change.

Recently Issued Accounting Pronouncements

For a discussion of recently adopted accounting standards and accounting standards issued but not yet adopted, see Note 2 – Recent Accounting Pronouncements to the accompanying unaudited condensed consolidated financial statements.

Management does not expect that any accounting standards issued but not yet effective will have a material impact on the Company’s condensed consolidated financial statements upon adoption.

Off-Balance Sheet Arrangements

As of June 30, 2026, the Company did not have any material off-balance sheet arrangements, as defined in Item 303(b)(1) of Regulation S-K.

Historically, the Company consolidated certain VIEs used in connection with its e-commerce operations. Following the termination of the underlying contractual arrangements in December 2025, the Company deconsolidated those entities. As of June 30, 2026, the Company has no material exposure to the assets, liabilities, or operations of those former VIEs other than ordinary-course contractual relationships, which management does not consider material.

The Company has no material guarantees, retained interests in transferred assets, unconsolidated special-purpose entities, or other off-balance sheet arrangements that are reasonably likely to have a material effect on its financial condition, results of operations, or liquidity.

Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to certain market risks in the ordinary course of business, including foreign currency risk, interest rate risk, concentration risk, and general economic conditions.

Foreign Currency Risk

A portion of the Company’s operations is conducted in currencies other than the U.S. dollar, primarily the VND. The Company may also have limited exposure to other currencies through ordinary-course transactions with international counterparties. Accordingly, fluctuations in foreign currency exchange rates may affect the translation of revenues, costs of revenues, operating expenses, assets, and liabilities into U.S. dollars.

The Company does not currently use derivative financial instruments to hedge its foreign currency exposure.

Interest Rate Risk

The Company’s exposure to interest rate risk is limited because it has no significant interest-bearing debt outstanding. Interest income is earned on cash and cash equivalents balances, and changes in market interest rates may affect future interest income. Management does not believe that interest rate risk is material to the Company’s financial position or results of operations.

Concentration Risk

The Company has concentrations of credit and business risk arising from its relationships with certain customers, suppliers, and related parties. During the six months ended June 30, 2026, a substantial portion of the Company’s revenue continued to be generated through revenue-sharing arrangements and transactions involving related parties. As a result, changes in the financial condition or operating performance of these counterparties could materially affect the Company’s operating results and cash flows.

Sensitivity Analysis

Management believes that a hypothetical 10% change in foreign currency exchange rates would not have a material impact on the Company’s financial position, results of operations, or cash flows based on its current level of foreign currency exposure.

Inflation and Economic Conditions

The Company’s business is subject to the effects of inflation and broader macroeconomic conditions, which may affect both operating costs and customer demand.

Inflationary pressures may increase the costs of components, manufacturing, logistics, labor, and other operating expenses. Although the Company continually evaluates pricing strategies and cost-control initiatives, it may not be able to fully offset increases in operating costs through price increases.

Economic uncertainty, inflation, higher interest rates, or reduced consumer spending could adversely affect demand for the Company’s products and services. In addition, global supply chain disruptions, changes in component availability, and fluctuations in freight costs could adversely affect the Company’s ability to procure inventory and maintain operating margins.

Management continues to monitor these risks and seeks to mitigate their impact through disciplined cost management, strategic sourcing, pricing initiatives, and ongoing supply chain optimization.

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4 – Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2026, pursuant to Rules 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934, as amended. Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2026 due to the material weaknesses in our internal control over financial reporting described below.

The material weaknesses identified by management include the following:

●	Lack of Experienced Accounting Team - AMC lacks qualified in-house accounting staff and resources with adequate knowledge of U.S. GAAP, and proper period-end financial closing and accrual processes. A third-party consulting firm has been engaged to prepare financial statements and footnote disclosures in accordance with U.S. GAAP.

●	Lack of Segregation of Duties - The Company separates the duties at certain areas, but there is only one person responsible for various functions of the Company, including processing payments and human resource functions. All other individuals involved in these processes are engaged through independent contractor roles.

●	Lack of sufficient inventory management process and control system - AMC does not have a sufficient inventory management process or control system.

●	Lack of proper approval for related party transactions - AMC lacks a formal approval process for related party transactions.

In addition, the Company does not currently maintain an internal audit function. Management considered this factor in evaluating the overall effectiveness of the Company’s internal control environment.

These material weaknesses could result in material misstatements of the Company’s annual or interim financial statements that would not be prevented or detected on a timely basis. Accordingly, management concluded that the Company did not maintain effective disclosure controls and procedures as of June 30, 2026.

Remediation Plan

Management has continued to implement measures designed to remediate the material weaknesses described above. These remediation efforts include strengthening the Company’s finance and accounting organization, enhancing review and approval procedures, formalizing accounting policies and internal control documentation, improving inventory management processes, and establishing more formal controls over related-party transactions.

The Company also continues to utilize qualified external accounting professionals to assist with its financial reporting process while management works to strengthen its internal accounting function.

Although management believes these remediation efforts will improve the Company’s internal control environment, the material weaknesses will not be considered remediated until the applicable controls have been appropriately designed, implemented, operated for a sufficient period of time, and management has concluded, through testing, that the controls are operating effectively.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II - Other Information

Item 5 – Other Information

During the quarter ended June 30, 2026, no director or officer of the Company adopted, modified, or terminated any (i) Rule 10b5-1 trading arrangement, as defined in Item 408(a) of Regulation S-K and intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended, or (ii) non-Rule 10b5-1 trading arrangement, as defined in Item 408(c) of Regulation S-K.

Item 6 – Exhibits

Exhibit No.	Description
10.1	Form of Simple Agreement for Future Equity by and Between Etronium AI Inc. and AMC Robotics Corporation (incorporated by reference to Exhibit 10.1 included in the Company’s Current Report on Form 8-K dated April 7, 2026)

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File. The cover page XBRL tags are embedded within the Inline XBRL document.

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

AMC ROBOTICS CORPORATION

Dated: August 12, 2026	By.	/s/ Shengwei Da
Shengwei Da
Chief Executive Officer
(Principal Executive Officer)

Dated: August 12, 2026	By.	/s/ Min Ma
Min Ma
VP, Finance
(Principal Financial and Accounting Officer)

